Form 10KSB
period 2001-07-31
BERT LOGIC INC
filed 2001-10-22
CIK 1122573

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

              For the fiscal year ended July 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________.

Commission file number 333-46526

                                 BERT LOGIC INC.
             (Exact name of registrant as specified in its charter)

              Washington                            91-2034750
   (State or other jurisdiction of              (i.r.s. employer
    incorporation or organization)             identification  no.)

                             UNIT 130 2188 NO. 5 RD
                   RICHMOND, BRITISH COLUMBIA V6X 2T1, CANADA
                                 (604) 276 8324
     (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

  Title of Each Class                  Name of each Exchange on Which Registered
Common Stock ($0.0001 Par Value)                         None
Preferred Stock ($0.0001 Par Value)                      None

Securities registered under Section 12(g) of the Exchange Act: None


     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X     No
                                    ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total revenues for the year ended July 31, 2001, were $14,000.

At October 19, 2001, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 6,000,000.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description  of  Business. . . . . . . . . . . . . . . . . . . . . .  1

Item 2.  Description  of  Property. . . . . . . . . . . . . . . . . . . . . .  1

Item 3.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  1

Item 4.  Submission  Of  Matters  To  A Vote Of Security Holders. . . . . . .  1


                                    PART II

Item 5.  Market  For  Common  Equity And Related Stockholder Matters. . . . .  2

Item 6.  Management  Discussion  And Analysis Or Plan Of Operation. . . . . .  3

Item 7.  Financial  Statements. . . . . . . . . . . . . . . . . . . . . . . .  4

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial  Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons;
Compliance With Section 16(A) Of The Exchange Act . . . . . . . . . . . . . .  6

Item 10.  Executive  Compensation . . . . . . . . . . . . . . . . . . . . . .  6

Item 11. Security Ownership Of Certain Beneficial Owners And Management . . .  7

Item 12.  Certain  Relationships  And  Related  Transactions. . . . . . . . .  7

Item 13.  Exhibits  And  Reports  On  Form  8K. . . . . . . . . . . . . . . .  8



                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

BERT Logic Inc. was incorporated under the laws of the State of Washington on May 31, 2000, and is in its early developmental and promotional stages. To date, BERT Logic Inc.'s activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. BERT Logic Inc. has commenced commercial operations.

BERT Logic Inc. principal business, at present, is the marketing of its licensed product line consisting of high-tech instruments that are used to test the integrity and reliability of the communications channel used to transfer data from one source to another. Specifically, the instruments test the bit error rate in a stream of data between to points. This helps companies' better monitor the performance of their digital communications equipment. BERT Logic Inc.'s products can allow companies keep their production lines running and maintain the quality of their products, which may be adversely affected by improperly functioning production equipment and the required Exhibit 16.1 "Agreement of former accountant with respect to Statements made in the Form 8-K as required by
Item 304 of regulation S-K of the Securities and Exchange Act was filed on October 19, 2001. BERT Logic Inc.'s products can also help companies in the development if high-tech equipment used in communications systems.

The bit error rate tester software resides on a single printed circuit board that can be easily installed any personal computer. The licensed product line consists of bit error rate testers capable of testing at speeds up to 40
Megabits per second. Models can be configured as laboratory, rack mount and portable versions.

ITEM  2.  DESCRIPTION  OF  PROPERTY

BERT Logic Inc. is headquartered at Unit 130 2188 No. 5 Rd Richmond, British Columbia, CANADA V6X 2T1 where it occupies office space rent-free. This space is valued at $250 per month which has been charged to operations as donated rent. BERT Logic Inc. believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

ITEM  3.  LEGAL  PROCEEDINGS

BERT  Logic  Inc.  is  currently  not  a party to any pending legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the year ended 2001, the BERT Logic Inc. did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

a)  Market  Information

There  is  no  public  trading  market  for  BERT  Logic  Inc.  common  stock.

During the fourth quarter ended the company issued 1,000,000 million shares from treasury pursuant to an SB-2 registration statement that became effective on May 10, 2001. The shares were sold at a price of $0.04 per share.

b)  Holders

As of October 15, 2001, there were approximately 37 shareholders of record holding a total of 6,000,000 shares of Common Stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the Common Stock have no preemptive rights and no right to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock.

c)  Dividend

There have been no dividends declared since the inception of the company and there are no restrictions on the ability to pay dividends on common equity or that are likely to do so in the future. The payment of dividends is within the discretion of the Board of Directors and will depend on BERT Logic Inc.'s earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit BERT Logic Inc.'s ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

d)  Recent  Sales  Of  Unregistered  Securities

On May 31, 2000, BERT Logic Inc. issued a total of 5,000,000 shares of common stock to Lance Rudelsheim. The issuance of the common stock was exempt from registration under Regulation S. Lance Rudelsheim was not a resident or citizen of the U.S. at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Lance Rudelsheim agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. BERT Logic Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The issuance of the shares was also exempt from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Rudelsheim's status as the founder and initial management of BERT Logic Inc. and his status as an accredited investor, and the limited number of investors (one).

ITEM  6.  PLAN  OF  OPERATION

BERT Logic Inc.'s plan of operation for the next twelve months is to continue marketing the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. BERT Logic Inc. will begin marketing the product to new target companies as they are identified.

LIQUIDITY  AND  CAPITAL  RESOURCES

BERT Logic Inc. has funded its cash needs over the periods covered by this Form 10-KSB with cash on hand. It is anticipated that the cash on hand of $37,262 will be sufficient to satisfy cash requirements over the next twelve months.

PRODUCT  RESEARCH  AND  DEVELOPMENT

BERT Logic Inc. plans no product research and development over the next twelve months.

CAPITAL  EXPENDITURES

Over the period covered by this report BERT Logic Inc. made the following capital expenditures:

     -    Paid  $5,000  cash  to  acquire the additional license area of Arizona
     - Subsequent to the year end BERT Logic Inc. acquired the additional license area of Florida in exchange for a $5,000 note payable due October 15, 2002.
     - There are no other planned capital expenditure in the next twelve months.

EMPLOYEES

Other than hiring one commission sales staff, BERT Logic Inc. expects no significant changes in its number of employees.

ITEM  7.  FINANCIAL  STATEMENTS

BERT  Logic  Inc.
(A Development Stage Company)


                                                                           Index

Independent  Auditors'  Report. . . . . . . . . . . . . . . . . . . . . . .  F-1

Balance  Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Statement  of  Operations . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statement  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Statement  of  Stockholders'  Equity. . . . . . . . . . . . . . . . . . . .  F-5

Notes  to  the  Financial  Statements . . . . . . . . . . . . . . . . . . .  F-6

MANNING ELLIOTT                         |   11th floor, 1050 West Pender Street,
                                        |          Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS                   |  Phone: 604.714.3600 Fax: 604.714.3669
                                                         Web: manningelliott.com


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
BERT Logic Inc.
(A Development Stage Company)


We have audited the accompanying balance sheet of BERT Logic Inc. (A Development Stage Company) as of July 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of BERT Logic Inc. (A Development Stage Company), as of July 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and has a deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Manning Elliott Chartered Accountants


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
October  18,  2001

BERT Logic Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

                                                                                 (Note 7)
                                                                       July 31,  July 31,
                                                                           2001     2000
                                                                              $         $
                                     ASSETS

Current Assets

  Cash                                                                   37,262    15,000
  Accounts receivable                                                     1,850         -
------------------------------------------------------------------------------------------
Total Current Assets                                                     39,112    15,000
------------------------------------------------------------------------------------------
License (Note 3)

  Cost                                                                   15,000    10,000
  Accumulated amortization                                               (4,723)     (556)
------------------------------------------------------------------------------------------
                                                                         10,277     9,444
------------------------------------------------------------------------------------------
Total Assets                                                             49,389    24,444
==========================================================================================

                                  LIABILITIES

Current Liabilities

  Accounts payable                                                        4,588     4,228
------------------------------------------------------------------------------------------
Total Current Liabilities                                                 4,588     4,228

Shareholder Loan (Note 4)                                                15,000    15,000
------------------------------------------------------------------------------------------
Total Liabilities                                                        19,588    19,228
------------------------------------------------------------------------------------------
                              STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a par value of $0.0001; 6,000,000 and 5,000,000 issued and outstanding
respectively                                                                600       500

Additional Paid-in Capital                                               49,400     9,500

Donated Capital (Note 6)                                                 15,000         -
------------------------------------------------------------------------------------------
                                                                         65,000    10,000
------------------------------------------------------------------------------------------
Preferred Stock: 20,000,000 preferred shares authorized with a par
value of $.0001; none issued                                                  -         -
------------------------------------------------------------------------------------------
Deficit Accumulated During the Development Stage                        (35,199)   (4,784)
------------------------------------------------------------------------------------------
Total Stockholders' Equity                                               29,801     5,216
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                               49,389    24,444
==========================================================================================

Contingent  Liability  (Note 1)
Subsequent  Event  (Note 8)

    The accompanying notes are an integral part of these financial statements

BERT Logic Inc.
(A Development Stage Company
Statement of Operations
(expressed in U.S. dollars)


                                        Accumulated from
                                             May 31, 2000                 (Note 7)
                                      (Date of Inception)     July 31,    July 31,
                                         to July 31, 2001         2001       2000
                                                        $            $          $
Sales                                              14,000       14,000          -

Cost of Goods Sold                                  6,650        6,650          -
----------------------------------------------------------------------------------
Gross Margin                                        7,350        7,350          -
----------------------------------------------------------------------------------

Expenses

  Amortization                                      4,723        4,167        556
  Communication                                     4,781        4,781          -
  Consulting                                       14,000       14,000          -
  Interest and bank charges                           782          782          -
  Professional fees                                15,263       11,035      4,228
  Rent                                              3,000        3,000          -
----------------------------------------------------------------------------------
                                                   42,549       37,765      4,784
----------------------------------------------------------------------------------
Net Loss for the Year                             (35,199)     (30,415)    (4,784)

Deficit - Beginning of Year                                     (4,784)         -
----------------------------------------------------------------------------------
Deficit - End of Year                                          (35,199)    (4,784)
==================================================================================

Net Loss Per Share - Basic                                       (0.01)     (0.01)
==================================================================================

Weighted Average Shares Outstanding                          5,038,000  5,000,000
==================================================================================

    The accompanying notes are an integral part of these financial statements

BERT Logic Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From May 31, 2000 (Date of Inception) to July 31, 2001
(expressed in U.S. dollars)

                                                                                                      Deficit
                                                                                                  Accumulated
                                                                  Additional                       During the
                                                                     Paid-in    Donated           Development
                                                Shares    Amount     Capital    Capital    Total        Stage
                                                     #        $            $          $       $             $
Balance - May 31, 2000 (Date of  Inception)          -        -            -         -        -             -

  Stock issued for cash on May 31,
  2000                                       5,000,000      500        9,500         -   10,000             -

Net loss for the period                              -        -            -         -        -        (4,784)
--------------------------------------------------------------------------------------------------------------
Balance - July 31, 2000                      5,000,000      500        9,500         -   10,000        (4,784)

  Stock issued for cash on July 17,
  2001                                       1,000,000      100       39,900         -   40,000             -

  Value of rent donated by a related
  party                                              -        -            -     3,000    3,000             -

  Value of services donated by a
  related party                                      -        -            -    12,000   12,000             -

Net loss for the year                                -        -            -         -        -       (30,415)
--------------------------------------------------------------------------------------------------------------
Balance - July 31, 2001                      6,000,000      600       49,400    15,000   65,000       (35,199)
==============================================================================================================

    The accompanying notes are an integral part of these financial statements

BERT  Logic  Inc.
(A Development Stage Company
Statement of Cash Flows
(expressed in U.S. dollars)


                                               Accumulated from
                                                    May 31, 2000               (Note 7)
                                             (Date of Inception)    July 31,   July 31,
                                                to July 31, 2001        2001       2000
                                                               $           $          $
Cash Flows To Operating Activities

  Net loss                                               (35,199)    (30,415)    (4,784)

  Non-cash items
    Amortization                                           4,723       4,167        556
    Donated consulting services                           12,000      12,000          -
    Donated rent                                           3,000       3,000          -

  Adjustment to reconcile net loss to cash
    Accounts receivable                                   (1,850)     (1,850)         -
    Accounts payable                                       4,588         360      4,228
----------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                    (12,738)    (12,738)         -
----------------------------------------------------------------------------------------
Cash Flows From Financing Activities

  Due to shareholder                                      15,000           -     15,000
  Common shares issued                                       600         100        500
  Additional paid in capital                              49,400      39,900      9,500
----------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                 65,000      40,000     25,000
----------------------------------------------------------------------------------------
Cash Flows To Investing Activities

  License purchased                                      (15,000)     (5,000)   (10,000)
----------------------------------------------------------------------------------------
Cash Flows To Investing Activities                       (15,000)     (5,000)   (10,000)
----------------------------------------------------------------------------------------
Net Increase in Cash                                      37,262      22,262     15,000

Cash - Beginning of Period                                     -      15,000          -
----------------------------------------------------------------------------------------
Cash - End of Period                                      37,262      37,262     15,000
========================================================================================
Non-Cash Financing Activities                                  -           -          -
========================================================================================
Supplemental Disclosures

  Interest paid                                                -           -          -
  Income taxes paid                                            -           -          -
========================================================================================

    The accompanying notes are an integral part of these financial statements

BERT  LOGIC  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  JULY  31,  2001  AND  2000
--------------------------------------------------------------------------------
1.   Development  Stage  Company

     The Company was incorporated under the laws of the state of Washington on May 31, 2000. On May 31, 2000 the Company entered into a licensing agreement with Reach Technologies, Inc. a Canadian Corporation. The agreement allows the Company to sell a Bit Error Rate Tester product line in the Northeastern United States and Arizona.

     The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc.

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company completed an SB-2 Registration Statement filed with the United States Securities Exchange Commission April 30, 2001 and raised $40,000 and issued 1,000,000 common shares.

2.   Summary  of  Significant  Accounting  Principles

     a)   Use  of  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     b)   Basic  Earnings  (Loss)  Per  Share

          Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure without potential common shares. Basic earnings (loss) per share is calculated on the weighted average number of common shares outstanding each year.

     c)   License

          The cost to acquire a license was capitalized. The costs will be amortized on a straight-line basis over three years.

          The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties.

     d)   Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

BERT  LOGIC  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  JULY  31,  2001  AND  2000
--------------------------------------------------------------------------------
2.   Summary  of  Significant  Accounting  Principles  (continued)

     e)   Revenue

          Revenue from sales of the Bit Error Rate Testers will be recognized when goods have been shipped and collectibility is reasonably certain.

     f)   Income  Taxes

          The Company has adopted the provisions of Financial Accounting Standards Board Statement No. 109 (SFAS 109), Accounting for Income Taxes.

          Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

          The Company has a tax loss of $30,415 to offset future years taxable income expiring in fiscal 2016 and $4,784 to offset future years taxable income expiring in fiscal 2015.

          The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:


                                                 2001     2000
                                                    $        $

          Net Operating Losses                 30,415    4,784
          Statutory Tax Rate                       34%      34%
          Effective Tax Rate                        -        -
          Deferred Tax Asset                   10,341    1,627
          Valuation Allowance                 (10,341)  (1,627)
          -----------------------------------------------------
          Net Deferred Tax Asset                    -        -
          =====================================================

3.   License

     The Company acquired the right to market and sell a Bit Error Rate Tester product line (the "License") in the states of Arizona, Washington DC, West Virginia, Maryland, Pennsylvania, New York, Connecticut, Massachusetts, Vermont, New Hampshire, Maine, Ohio, Kentucky and Tennessee. The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the pricing of the licensed products. The license with respect to all states but Arizona was acquired on May 31, 2000 and has a four year term. All other terms of the License remain the same. The license was purchased by the Company for $10,000 cash from Reach Technologies, Inc. On May 11, 2001 the Company paid $5,000 cash to amend the License to include the state of Arizona. The $15,000 in cash payments were negotiated at arms-length and are below the cost amount of the license to Reach.

4.   Shareholder  Loan

     The loan is unsecured, non-interest bearing and has no fixed terms of repayment.

BERT  LOGIC  INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS
YEARS  ENDED  JULY  31,  2001  AND  2000
--------------------------------------------------------------------------------
5.   Common  Stock

     1,000,000 shares were issued at $0.04 per share for cash of $40,000 during the year pursuant to an SB-2 Registration Statement filed with the SEC April 30, 2001. During the period ended July 31, 2000 the Company issued 5,000,000 at $0.002 per share for $10,000 in cash.

6.   Related  Party  Transactions

     The President of the Company has donated services valued at $1,000 per month and rent valued at $250 per month. These amounts have been charged to operations and classified as "donated capital" in stockholders' equity.

7.   Comparative  Figures

     The audited financial statements for July 31, 2000, which are presented for comparative purposes only, were reported upon by other auditors.

8.   Subsequent  Event

     On October 15, 2001 the Company agreed to pay $5,000 in the form of a note payable, due October 15, 2002, to amend the License to include the state of Florida. All other terms of the License remain the same.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2001 BERT Logic Inc. dismissed its independent auditors from James Stafford Chartered Accountants who served as its independent auditor since its inception and engaged Manning Elliott Chartered Accountants. BERT Logic Inc. made the change because James Stafford Chartered Accountants was prepared to conduct its audit of BERT Logic Inc.'s March 31, 2001 financial statements in accordance with US Generally Accepted Auditing Standards but was only prepared to render its opinion on the financial statements prepared in accordance with Canadian Generally Accepted Accounting Principles. BERT Logic Inc. felt that since Manning Elliott Chartered Accountant's partner conducting the audit was also a Certified Public Accountant, that they had the necessary qualifications to conduct an audit in accordance with United States Generally Accepted Auditing Standards and to render an opinion on financial statements prepared in accordance with United States Generally Accepted Accounting Principles. BERT Logic Inc. thus engaged Manning Elliott Chartered Accountants to conduct the audit of its July 31, 2001 financial statements. James Stafford Chartered Accountants issued an unqualified opinion on BERT Logic Inc.'s first fiscal year endnd July 31, 2000 financial statements. The decision to change accountants was recommended and approved by BERT Logic Inc.'s board of directors. BERT Logic
Inc. and James Stafford Chartered Accountants have never had a disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and the required Exhibit 16.1 Agreement of former accountant with respect to Statements made in the Form 8-K as required by Item 304 of regulation S-K of the Securities and Exchange Act was filed on October 19, 2001. BERT Logic Inc. has not had any dispute with Manning Elliott Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

BERT Logic Inc.'s new auditor and certifying accountant was engaged on October 17, 2001 and is:

Manning Elliott Chartered Accountants
11th floor, 1050 West Pender
Vancouver, BC V6E 3S7
Canada

A Form 8K and exhibit 16.1with respect to this item 8 were filed on October 19, 2001

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

BERT Logic Inc's directors hold office until the annual meeting of shareholders next held after their election. The Officers and Directors of BERT Logic Inc as of October 19, 2001 are as follows:

Name                 Age    Position
----                 ---    --------

Lance Rudelsheim     38     President, and Director


Mr. Rudelsheim became a director and officer of BERT Logic Inc. on May 31, 2000, its incorporation date. During the past eleven years, Mr. Rudelsheim has worked with Microtech Service Corporation as a Director and President. Microtech Service Corporation administrates over 20 clients computer networks, installs and configures Internet access and security solutions, provides hardware servicing for computer systems and computer solutions for clients. Mr. Rudelsheim devotes approximately 40% of his time to his position in Microtech Service Corporation.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table provides summary information for the years 2000, and 2001 concerning cash and noncash compensation paid or accrued by BERT Logic Inc. to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                                  SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
                                               ----------------------------------
                      Annual Compensation            Awards              Payouts
                    -------------------------------------------------------------
                                      Other                 Securities
                                      Annual   Restricted     Under-
Name and                             compen-      Stock        lying       LTIP     All Other
Principal           Salary   Bonus    sation     Awards      Options/    Payouts     Compen-
Position      Year    ($)     ($)      ($)         ($)       SARs (#)      ($)     sation ($)
----------------------------------------------------------------------------------------------
Lance         2000        -       -         -            -            -         -            -
Rudelsheim    2001        -       -         -            -            -         -  $   12,000*
 President,
Secretary,
and Director

* This is a non cash item and accounted for as donated capital in the financial statements

Compensation  of  Directors

There is no plan in place at this time for BERT Logic Inc.'s directors to be compensated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of BERT Logic Inc. as of July 31, 2001, by each shareholder who is known by BERT Logic Inc. to beneficially own more than 5% of the outstanding Common Stock, by each director, and by all executive officers and directors as a group.

Title Of Class  Name And Address Of        Amount And Nature    Percent Of Class
                Beneficial Owner           Of Beneficial Owner
--------------------------------------------------------------------------------
Common Stock    Lance Rudelsheim Unit                5,000,000              83.3%
                130 2188 No. 5 Rd
                Richmond, British
                Columbia V6X 2T1,
                CANADA
--------------------------------------------------------------------------------
Common Stock    All Executive Officers               5,000,000              83.3%
                and Directors as a Group
                (1)
--------------------------------------------------------------------------------


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

No director, executive officer or nominee for election as a director of BERT Logic Inc., and no owner of five percent or more of BERT Logic Inc.'s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

Lance Rudelsheim is the only promoter of BERT Logic Inc. Other than the 5,000,000 shares issued to Mr. Rudelsheim in exchange for $10,000 upon inception of BERT Logic Inc., there has been nothing of value (including money, property, contracts, options, or rights of any kind) received or to be received by Mr. Rudelsheim, directly or indirectly, from the BERT Logic Inc. BERT Logic Inc. has not received any other assets, services or other consideration as a result. BERT Logic Inc. arbitrarily determined the price of the shares issued to Mr. Rudelsheim.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8K

     1. Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 18 of this Form 10-KSB, which is incorporated herein by reference.
     2. Reports on Form 8-K: On October 19, 2001, BERT Logic Inc filed a Form 8-K with respect to "Changes And Disagreements With Accountants On Accounting And Financial Disclosure" as discussed in Item 8 of this form 10-KSB.


ITEM  2.  DESCRIPTION  OF  EXHIBITS

INDEX  TO  EXHIBITS

Exhibit   Page  Description
No.       No.
-------------------------------------------------------------------------------------------------
3(a)(i)     *   Articles Of Incorporation Of BERT Logic Inc. (Incorporated by reference filed with the Company's Form SB-2 on November 14, 2000 ).
-------------------------------------------------------------------------------------------------
3(a)(ii)    *   By-laws Of BERT Logic Inc. (Incorporated by reference filed with the
                Company's Form SB-2 on November 14, 2000 ).
-------------------------------------------------------------------------------------------------
4           *   Specimen Share of Common Stock (Incorporated by reference filed with the
                Company's Form SB-2 on November 14, 2000 ).
-------------------------------------------------------------------------------------------------
10.1        *   Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                31, 2000 for the right to distribute the Reach Technologies Inc. licensed product line. (Incorporated by reference filed with the Company's Form SB-2 on
                November 14, 2000 )
-------------------------------------------------------------------------------------------------
10.2        10  Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                11, 2001 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000 as it pertains to new territory
-------------------------------------------------------------------------------------------------
16.1        *   Letter on change in certifying accountant (Incorporated by reference filed with the Company's Form 8-K on October 19, 2001).
-------------------------------------------------------------------------------------------------
23          15  Consent of Independent Public Accountant, dated October 19, 2001.
-------------------------------------------------------------------------------------------------

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 19th day of October 2001.

                               BERT Logic Inc

                               /s/ Lance Rudelsheim
                               ---------------------------
                               Name:  Lance Rudelsheim
                               Title: President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                      Date
---------                      -----                      ----


Lance  Rudelsheim              President and Director     October 19, 2001.



                 [This Space Has Been Intentionally Left Blank]