Form 10QSB
period 2001-10-31
BERT LOGIC INC
filed 2001-12-06
CIK 1122573

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
        OF  1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________.

COMMISSION  FILE  NUMBER  333-46526

                        DATE OF REPORT: DECEMBER 5, 2001

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

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of October 31, 2001 was 6,000,000.

                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . .1

Item  2.  Plan  Of  Operation . . . . . . . . . . . . . . . . . . . . . . . . .7

                                    PART II

Item  6  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . . .9

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9






                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

Unaudited Interim Balance Sheet At October 31, 2001 And Audited Balance Sheet At
July  31,  2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

Unaudited Interim Statement Of Operations For The Three Months Ended October 31, 2001 And 2000, And For The Period May 31, 2000 (Date Of Inception) To October
31,  2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2

Unaudited Interim Statement Of Cash Flows For The Three Months Ended October 31,
2001  And  2000. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Notes  To  Unaudited  Interim  Financial  Statements . . . . . . . . . . . . . 4






                 [This Space Has Been Intentionally Left Blank]

BERT  Logic  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheets

                                                                      October 31,    July 31,
                                                                         2001          2001
                                                                           $            $
                                                                      (unaudited)   (audited)
                                     ASSETS

Current Assets

  Cash                                                                     18,928      37,262
  Accounts receivable                                                       4,794       1,850
  Prepaid expenses                                                            560           -
----------------------------------------------------------------------------------------------
Total Current Assets                                                       24,282      39,112
----------------------------------------------------------------------------------------------
License (Note 3)

  Cost                                                                     40,000      15,000
  Accumulated amortization                                                 (8,027)     (4,723)
----------------------------------------------------------------------------------------------
                                                                           31,973      10,277
----------------------------------------------------------------------------------------------
Total Assets                                                               56,255      49,389
==============================================================================================
                                  LIABILITIES

Current Liabilities

  Accounts payable                                                          1,900       4,588
  Note payable (Note 4)                                                     5,000           -
----------------------------------------------------------------------------------------------

Total Current Liabilities                                                   6,900       4,588

Note Payable (Note 4)                                                      20,000           -

Shareholder Loan (Note 5)                                                   8,552      15,000
----------------------------------------------------------------------------------------------
Total Liabilities                                                          35,452      19,588
----------------------------------------------------------------------------------------------
                              STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a par
value of $0.0001; 6,000,000 issued and outstanding                            600         600

Additional Paid-in Capital                                                 49,400      49,400

Donated Capital (Note 6)                                                   18,750      15,000
----------------------------------------------------------------------------------------------

                                                                           68,750      65,000
----------------------------------------------------------------------------------------------

Preferred Stock: 20,000,000 preferred shares authorized with a par
value of $.0001; none issued                                                    -           -
----------------------------------------------------------------------------------------------

Deficit Accumulated During the Development Stage                          (47,947)    (35,199)
----------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                 20,803      29,801
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                 56,255      49,389
==============================================================================================

Contingent  Liability  (Note  1)


      The accompanying notes are an integral part of these financial statements

BERT  Logic  Inc.
(A  Development  Stage  Company
Interim  Statement  of  Operations
(unaudited)


                                        Accumulated from          October 31,
                                          May 31, 2000              Ended
                                      (Date of Inception)        Three  Months
                                      to October 31, 2001      2001         2000
                                               $                 $            $

Sales                                              29,859       15,859            -

Cost of Goods Sold                                 15,500        8,850            -
------------------------------------------------------------------------------------
Gross Margin                                       14,359        7,009            -
------------------------------------------------------------------------------------

Expenses

  Amortization                                      8,027        3,304            -
  Communication                                     5,514          733            -
  Consulting                                       17,000        3,000            -
  Interest and bank charges                           825           43            -
  Professional fees                                24,190        8,927            -
  Promotion                                         3,750        3,000
  Rent                                              3,000          750            -
------------------------------------------------------------------------------------

                                                   62,306       19,757            -
------------------------------------------------------------------------------------

Net Loss for the Period                           (47,947)     (12,748)           -

Deficit - Beginning of Period                                  (35,199)      (4,784)
------------------------------------------------------------------------------------

Deficit - End of Period                                        (47,947)      (4,784)
====================================================================================

Net Loss Per Share - Basic                                       (0.01)       (0.01)
====================================================================================

Weighted Average Shares Outstanding                          6,000,000    5,000,000
====================================================================================


    The accompanying notes are an integral part of these financial statements

BERT  Logic  Inc.
(A  Development  Stage  Company
Interim  Statement  of  Cash  Flows
(unaudited)

                                                                      Three Months
                                                                          Ended
                                                                       October 31,
                                                                     2001       2000
                                                                       $         $

Cash Flows To Operating Activities

  Net loss                                                          (12,748)        -

  Non-cash items
    Amortization                                                      3,304         -
    Donated consulting services                                       3,000         -
    Donated rent                                                        750         -

  Adjustments to reconcile net loss to cash
    Accounts receivable                                              (2,944)        -
    Prepaid expenses                                                   (560)        -
    Accounts payable                                                 (2,688)   (3,084)
--------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                               (11,886)   (3,084)
--------------------------------------------------------------------------------------
Cash Flows From Financing Activity

  Due to shareholder                                                 (6,448)        -
--------------------------------------------------------------------------------------
Net Cash Provided By Financing Activity                              (6,448)        -
--------------------------------------------------------------------------------------
Net Decrease in Cash                                                (18,334)   (3,084)

Cash - Beginning of Period                                           37,262    15,000
--------------------------------------------------------------------------------------

Cash - End of Period                                                 18,298    11,916
======================================================================================
Non-Cash Financing Activities

  Licenses were purchased pursuant to notes payable (Notes 3 and 4)  25,000         -
======================================================================================
Supplemental Disclosures

  Interest paid                                                           -         -
  Income taxes paid                                                       -         -
======================================================================================


    The accompanying notes are an integral part of these financial statements

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes to the Interim Financial Statements
For the Three Months Ended October 31, 2001
(unaudited)

--------------------------------------------------------------------------------

1.   Development  Stage  Company

     The Company was incorporated under the laws of the state of Washington on May 31, 2000. On May 31, 2000 the Company entered into a licensing agreement with Reach Technologies, Inc. a Canadian Corporation. The agreement allows the Company to sell a Bit Error Rate Tester product line on a world wide exclusive basis.

     The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc. The company has started selling the Bit Error Rate Tester product line.

     The Company is in the development stage. In a development stage company, management devotes most of its activities in developing a market for its products. Planned principal activities have not yet begun to produce significant revenues. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern.

     The Company completed an SB-2 Registration Statement filed with the United States Securities Exchange Commission April 30, 2001 and raised $40,000 and issued 1,000,000 common shares.

2.   Summary of Significant Accounting Principles

     a)   Year  End

          The Company's fiscal year end is July 31.

     b)   Use  of  Estimates

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

     c)   Basic  Earnings  (Loss)  Per  Share

          Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure without potential common shares. Basic earnings (loss) per share is calculated on the weighted average number of common shares outstanding each year.

     d)   License

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

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes to the Interim Financial Statements
For the Three Months Ended October 31, 2001
(unaudited)

--------------------------------------------------------------------------------

2.   Summary  of  Significant  Accounting  Principles  (continued)

     e)   Cash  and  Cash  Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     f)   Revenue

          Revenue from sales of the Bit Error Rate Testers will be recognized when goods have been shipped and collectibility is reasonably certain.

     g)   Income  Taxes

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

          The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                                          2001      2000
                                                             $         $

          Net Operating Losses                          30,415     4,784
          Statutory Tax Rate                                34%       34%
          Effective Tax Rate                                 -         -
          Deferred Tax Asset                            10,341     1,627
          Valuation Allowance                          (10,341)   (1,627)
          ---------------------------------------------------------------

          Net Deferred Tax Asset                             -         -
          ===============================================================

3.   License

     The Company acquired the worldwide exclusive right to market and sell a Bit Error Rate Tester product line (the "License"). The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the pricing of the licensed products. An initial licensing agreement was acquired on May 31, 2000 with a three year term and amendments have been made to expand the territory of the license. All other terms of the License remain the same. The license was purchased by the Company for $10,000 cash from Reach Technologies, Inc. On May 11, 2001 the Company paid $5,000 cash to amend the License to include the state of Arizona. On October 15, 2001 the Company paid $5,000, by way of note payable, to amend the License to include the State of Florida. On October 31, 2001 the Company paid $20,000, by way of note payable, to amend the license to obtain a worldwide exclusive right. The purchase price of the licenses were negotiated at arms-length.

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes to the Interim Financial Statements
For the Three Months Ended October 31, 2001
(unaudited)

--------------------------------------------------------------------------------

4.   Notes  Payable

       Principal
         Amount    Interest   Principal and Interest
           $         Rate           Due Date
       ----------  ---------  ----------------------

            5,000      7%     October 15, 2002
           20,000      7%     April 30, 2003

     These notes were consideration given for the purchase of the licenses referred to in Note 3. The principal and interest on the notes payable are due on the dates above or earlier on demand. If repayment is defaulted on, Reach Technologies Inc., the vendor, shall have the right to terminate the licensing agreement.

5.   Shareholder  Loan

     The loan is unsecured, non-interest bearing and will not be demanded during the next fiscal year.

6.   Common  Stock

     1,000,000 common shares were issued at $0.04 per share for cash proceeds of $40,000 during fiscal 2001 pursuant to an SB-2 Registration Statement filed with the SEC April 30, 2001. During the period ended July 31, 2000 the Company issued 5,000,000 common shares at $0.002 per share for cash proceeds of $10,000.

7.   Related  Party  Transactions

     The President of the Company has donated services valued at $1,000 per month and rent valued at $250 per month. These amounts have been charged to operations and classified as "donated capital" in stockholders' equity.

ITEM  2.  PLAN  OF  OPERATION

This quarterly report on Form 10-QSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause BERT Logic Inc.'s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this quarterly report on Form 10-QSB and in BERT Logic Inc.'s other filings with the SEC. Although BERT Logic Inc. believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and BERT Logic Inc. cannot guarantee future results, levels of activity, performance, or achievements. BERT Logic Inc. is under no duty to update any of the forward-looking statements in this quarterly report on Form 10-QSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

BERT Logic Inc. was incorporated under the laws of the State of Washington on May 31, 2000. To date, BERT Logic Inc.'s activities have been mostly organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. BERT Logic Inc. has commenced commercial operations.

BERT Logic Inc. principal business, at present, is the marketing of its licensed product line consisting of high-tech instruments that are used to test the integrity and reliability of the communications channel used to transfer data from one source to another. Specifically, the instruments test the bit error rate in a stream of data between to points. This helps companies' better monitor the performance of their digital communications equipment. BERT Logic Inc.'s products can allow companies keep their production lines running and maintain the quality of their products, which may be adversely affected by improperly functioning production equipment. BERT Logic Inc.'s products can also help companies in the development if high-tech equipment used in communications systems.

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

RESULTS  OF  OPERATIONS

SALES
BERT Logic Inc. has generated $15,859 in sales revenues during the period covered by this Form 10-QSB.

LOSSES
Net losses for the three months ended October 31, 2001, were $12,748. The losses are primarily attributable to the costs associated with BERT Logic Inc.'s marketing study , tradeshow participation and with consulting and rent expenses charged to operations and classified as "donated capital" in shareholders' equity.

BERT Logic Inc. expects to continue to incur losses at least through fiscal year 2002 and there can be no assurance that BERT Logic Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

LIQUIDITY  AND  CAPITAL  RESOURCES
BERT Logic Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand and revenues. It is anticipated that the cash on hand of $18,928 will be sufficient to satisfy cash requirements over the next twelve months.

PRODUCT  RESEARCH  AND  DEVELOPMENT
BERT Logic Inc. plans no product research and development over the next twelve months.

CAPITAL  EXPENDITURES
On October 15, 2001, BERT Logic Inc. agreed to pay $5,000 in the form of a note payable, due October 15, 2002, to amend the License agreement to include the State of Florida On October 30, 2001, BERT Logic Inc. agreed to pay $20,000 in the form of a note payable, due April 30, 2003, to amend the License agreement to a worldwide exclusive license. There are no planned capital expenditure in the next twelve months. A Form 8K with respect to the October 30th 2001 transaction was filed on November 6, 2001.

EMPLOYEES
Other than hiring one commission sales staff, BERT Logic Inc. expects no significant changes in its number of employees.

                                     PART II


ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

     NONE

(B)  REPORTS  ON  FORM  8-K.

     No reports were filed on Form 8-K during this quarter. On November 6, 2001, BERT Logic Inc filed a Form 8-K with respect to "Acquisition or Disposition of Assets" as discussed in Item 2 "Capital Expenditures" of this form 10-QSB.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BERT  Logic  Inc.

                           Date:  12/5/01

                           /s/  Lance Rudelsheim
                           -------------------------

                           Lance  Rudelsheim
                           President & Director