Form 10QSB
period 2002-01-31
BERT LOGIC INC
filed 2002-03-01
CIK 1122573

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JANUARY  31,  2002.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  333-46526

                        DATE OF REPORT: FEBRUARY 28, 2002

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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of January 31, 2002 was 6,000,000.



                                TABLE OF CONTENTS

                                     PART I

Item  1.  Financial  Statements. . . . . . . . . . . . . . . . . . 1

Item  2.  Plan  Of  Operation . . . . . . . . . . . . . . . . . . .7

                                    PART II

Item  6  Exhibits  and  Reports  on  Form  8-K . . . . . . . . . . 9

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9












                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

Unaudited Interim Balance Sheet At January 31, 2002 And Audited Balance Sheet At
July  31,  2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Unaudited Interim Statement Of Operations For The Three Months Ended January 31, 2002 And 2001, For The Six Months Ended January 31, 2002 And 2001 And For The
Period May  31,  2000  (Date  Of  Inception)  To  January  31, 2002. . . . . . 2

Unaudited  Interim  Statement Of Cash Flows For The Six Months Ended January 31,
2002  And  2001. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

Notes  To  Unaudited  Interim  Financial  Statements . . . . . . . . . . . . . 4













                 [This Space Has Been Intentionally Left Blank]


BERT  Logic  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheets




                                                                      January 31,    July 31,
                                                                         2002          2001
                                                                           $            $
                                                                      (unaudited)   (audited)
                                     ASSETS

Current Assets

Cash                                                                       12,636      37,262
Accounts receivable                                                             -       1,850
Prepaid expenses                                                              285           -
---------------------------------------------------------------------------------------------
Total Current Assets                                                       12,921      39,112
---------------------------------------------------------------------------------------------
License (Note 3)

Cost                                                                       40,000      15,000
Accumulated amortization                                                  (11,331)     (4,723)
---------------------------------------------------------------------------------------------
                                                                           28,669      10,277
---------------------------------------------------------------------------------------------

Total Assets                                                               41,590      49,389
=============================================================================================

                                  LIABILITIES

Current Liabilities

Accounts payable                                                              450       4,588
---------------------------------------------------------------------------------------------
Total Current Liabilities                                                     450       4,588
---------------------------------------------------------------------------------------------

Notes Payable (Note 4)                                                     18,474           -

Shareholder Loan (Note 5)                                                   2,442      15,000
---------------------------------------------------------------------------------------------
Total Liabilities                                                          21,366      19,588
---------------------------------------------------------------------------------------------

                              STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a par
value of $0.0001; 6,000,000 issued and outstanding                            600         600

Additional Paid-in Capital                                                 49,400      49,400

Donated Capital (Note 6)                                                   22,500      15,000
---------------------------------------------------------------------------------------------
                                                                           72,500      65,000
---------------------------------------------------------------------------------------------


Preferred Stock: 20,000,000 preferred shares authorized with a par
value of $.0001; none issued                                                    -           -
---------------------------------------------------------------------------------------------

Deficit Accumulated During the Development Stage                          (52,276)    (35,199)
---------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                 20,224      29,801
---------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                 41,590      49,389
=============================================================================================

Contingent Liability (Note 1)

     The accompanying notes are an integral part of these interim financial statements
                                       1


BERT  Logic  Inc.
(A  Development  Stage  Company
Interim  Statement  of  Operations
(unaudited)


                                                   Accumulated from         Three  Months     Six  Months
                                                      May 31, 2000               Ended            Ended
                                                  (Date of Inception)         January 31,      January 31,
                                                      to January
                                                     2002          2002        2001         2002         2001
                                                       $             $           $            $            $
Sales                                               84,791       54,932            -       70,791            -

Cost of Goods Sold                                  41,900       26,400            -       35,250            -
--------------------------------------------------------------------------------------------------------------
Gross Margin                                        42,891       28,532            -       35,541            -
--------------------------------------------------------------------------------------------------------------


Expenses

Amortization                                        11,331        3,304            -        6,608            -
Communication                                        5,890          376            -        1,109            -
Consulting (Note 7)                                 35,000       18,000        1,000       21,000        1,000
Interest and bank charges                              906           81            -          124            -
Professional fees                                   24,540          350        1,213        9,277           69
Marketing                                           13,000       10,000            -       13,000            -
Rent                                                 4,500          750            -        1,500            -
--------------------------------------------------------------------------------------------------------------
                                                    95,167       32,861        2,213       52,618        1,069
--------------------------------------------------------------------------------------------------------------
Net Loss for the Period                            (52,276)      (4,329)      (2,213)     (17,077)      (1,069)

Deficit - Beginning of Period                                   (47,947)      (3,640)     (35,199)      (4,784)
--------------------------------------------------------------------------------------------------------------
Deficit - End of Period                                         (52,276)      (5,853)     (52,276)      (5,853)
==============================================================================================================

Net Loss Per Share - Basic                                            -            -            -            -
==============================================================================================================

Weighted Average Shares Outstanding                           6,000,000    5,000,000    6,000,000    5,000,000
==============================================================================================================

The accompanying notes are an integral part of these interim financial statements
                                       2


BERT  Logic  Inc.
(A  Development  Stage  Company
Interim  Statement  of  Cash  Flows
(unaudited)


                                                                      Six Months
                                                                    Ended January 31,
                                                                     2002       2001
                                                                       $         $
Cash Flows To Operating Activities

Net loss                                                            (17,077)   (1,069)

Non-cash items
Amortization                                                          6,608         -
Donated consulting services                                           6,000         -
Donated rent                                                          1,500         -

Adjustments to reconcile net loss to cash
Accounts receivable                                                   1,850         -
Prepaid expenses                                                       (285)        -
Accounts payable                                                     (4,138)   (4,228)
--------------------------------------------------------------------------------------
Net Cash Used In Operating Activities                                (5,542)   (5,297)
--------------------------------------------------------------------------------------

Cash Flows From Financing Activity

Repayment of notes payable                                           (6,526)        -
Due to shareholder                                                  (12,558)        -
--------------------------------------------------------------------------------------
Net Cash Provided By Financing Activity                             (19,084)        -
--------------------------------------------------------------------------------------
Net Decrease in Cash                                                (24,626)   (5,297)

Cash - Beginning of Period                                           37,262    15,000
--------------------------------------------------------------------------------------

Cash - End of Period                                                 12,636     9,703
======================================================================================

Non-Cash Financing Activities

Licenses were purchased pursuant to notes payable (Notes 3 and 4)    25,000         -
======================================================================================
Supplemental Disclosures

Interest paid                                                             -         -
Income taxes paid                                                         -         -
======================================================================================

The accompanying notes are an integral part of these interim financial statements
                                       3

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Six  Months  Ended  January  31,  2002
(unaudited)
-------------------------------------------------------------------------------

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

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Six  Months  Ended  January  31,  2002
(unaudited)
-------------------------------------------------------------------------------

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

     h)   Interim  Financial  Statements

          These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.        License

          The Company acquired the worldwide exclusive right to market and sell a Bit Error Rate Tester product line (the "License"). The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the pricing of the licensed products. An initial licensing agreement was acquired on May 31, 2000 with a three year term and amendments have been made to expand the territory of the license. All other terms of the License remain the same. The license was purchased by the Company for $10,000 cash from Reach Technologies, Inc. On May 11, 2001 the Company paid $5,000 cash to amend the License to include the state of Arizona. On October 15, 2001 the Company paid $5,000, by way of note payable, to amend the License to include the State of Florida. On October 31, 2001 the Company paid $20,000, by way of note payable, to amend the license to obtain a worldwide exclusive right. The purchase price of the licenses were negotiated at arms-length.
                                        5

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Six  Months  Ended  January  31,  2002
(unaudited)
-------------------------------------------------------------------------------

4.         Notes  Payable
           Principal Amount          Interest          Principal and Interest
                  $                    Rate                  Due Date
          -----------------          --------          ----------------------
                 5,000                  7%               October  15,  2002
                 20,000                 7%                April  30,  2003

          These notes were consideration given for the purchase of the licenses referred to in Note 3. The principal and interest on the notes payable are due on the dates above or earlier on demand. If repayment is defaulted on, Reach Technologies Inc., the vendor, shall have the right to terminate the licensing agreement. The $5,000 note and $1,526 of the $20,000 note were repaid in January 2002.



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


7.        Related  Party  Transactions

          The President of the Company has donated consulting services valued at $1,000 per month and rent valued at $250 per month. These amounts have been charged to operations and classified as "donated capital" in stockholders' equity.

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

BERT Logic Inc. was incorporated under the laws of the State of Washington on May 31, 2000. To date, BERT Logic Inc.'s activities toward the selling of its bit error rate tester product line. BERT Logic Inc. has commenced commercial operations.

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

RESULTS  OF  OPERATIONS

SALES
BERT Logic Inc. has generated $70,791 in sales revenues during the period covered by this Form 10-QSB.

LOSSES
Net losses for the six months ended January 31, 2002, were $17,077. The losses are primarily attributable to the costs associated with BERT Logic Inc.'s marketing study , tradeshow participation and with consulting and rent expenses charged to operations and classified as "donated capital" in shareholders' equity.

BERT Logic Inc. expects to continue to incur losses at least through fiscal year 2002 and there can be no assurance that BERT Logic Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

LIQUIDITY  AND  CAPITAL  RESOURCES
BERT Logic Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand and revenues. It is anticipated that the cash on hand of $12,636 will be sufficient to satisfy cash requirements over the next twelve months.

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

                                     BERT Logic Inc.
                                     Date: 2/28/02

                                    /s/ Lance Rudelsheim
                                    ----------------------
                                    Lance Rudelsheim
                                    President & Director