Form 10KSB/A
period 2001-03-31
BERT LOGIC INC
filed 2002-04-11
CIK 1122573

FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
[X]     ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
1934

FOR  THE  FISCAL  YEAR  ENDED  JULY  31,  2001.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934
     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  0-32801

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

Documents  Incorporated  by  reference:

Financial statements and audit opinion thereon for year ended July 31, 2000 of BERT Logic Inc. (Incorporated by reference, filed with the Company's Form SB-2/A (No. 333-46526) on November 15, 2000 )

EXPLANATORY  NOTE:

THIS AMENDMENT TO OUR ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JULY 31, 2001 REFLECTS THE INCORPORATION BY REFERENCE IN ITEM 7 OF THE FINANCIAL STATEMENTS AND THE AUDIT OPINIONS THEREON

WE HAVE MADE NO FURTHER CHANGES TO THE PREVIOUSLY FILED FORM 10-KSB. ALL INFORMATION IN THIS 10-KSB/A IS AS OF JULY 31, 2001 AND DOES NOT REFLECT, UNLESS OTHERWISE NOTED, ANY SUBSEQUENT INFORMATION OR EVENTS OTHER THAN THE AFOREMENTIONED CHANGES.

                                TABLE OF CONTENTS

                                     PART II


Item  7.  Financial  Statements                          .1

                                    Part II

Item  7.  Financial  Statements

The Company's financial statements and the independent auditors' opinion thereon set forth on pages F-9 to F-16 in the Company's registration statement on Form SB-2/A (No. 333-46526) filed November 15, 2000, are hereby incorporated by reference.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of April 2002.

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

Signature                        Title           Date
---------                        -----           ----



Lance  Rudelsheim                   President  and  Director     April 10, 2002.




                 [This Space Has Been Intentionally Left Blank]