Form 10KSB
BERT LOGIC INC
filed 2002-05-07
CIK 1122573

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

     FOR  THE  QUARTERLY  PERIOD  ENDED  APRIL  30,  2002.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  0-32801

                           DATE OF REPORT: MAY 6, 2002

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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of April 30, 2002 was 6,000,000.





TABLE OF CONTENTS

PART I

Item 1.  Financial Statements........................................1

Item 2. Plan Of Operation............................................7

PART II

Item 6 Exhibits and Reports on Form 8-K..............................9

Signatures...........................................................9














                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  FINANCIAL  STATEMENTS

Unaudited Interim Balance Sheet At April 30, 2002 And Audited Balance Sheet
At July 31, 2001..............................................................1

Unaudited Interim Statement Of Operations For The Three Months Ended
April 30, 2002 And 2001, For The Nine Months Ended April 30, 2002 And
2001 And For The Period May 31, 2000 (Date Of Inception) To April 30, 2002....2

Unaudited Interim Statement Of Cash Flows For The Nine Months Ended
April 30, 2002 And 2001.......................................................3

Notes To Unaudited Interim Financial Statements...............................4















                 [This Space Has Been Intentionally Left Blank]


BERT  Logic  Inc.
(A  Development  Stage  Company)
Interim  Balance  Sheets



                                                                      April 30,     July 31,
                                                                         2002         2001
                                                                          $            $
                                                                      (unaudited)   (audited)

ASSETS

Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9,259      37,262
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .        2,225       1,850
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          285           -


Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . .       11,769      39,112

License (Note 3)

Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       40,000      15,000
Accumulated amortization. . . . . . . . . . . . . . . . . . . . . .      (17,014)     (4,723)


                                                                          22,986      10,277

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .       34,755      49,389


LIABILITIES

Current Liabilities

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        1,104       4,588

Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .        1,104       4,588

Notes Payable (Note 4). . . . . . . . . . . . . . . . . . . . . . .       18,474           -

Shareholder Loan (Note 5) . . . . . . . . . . . . . . . . . . . . .        2,442      15,000

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .       22,020      19,588

STOCKHOLDERS' EQUITY

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a par
value of $0.0001; 6,000,000 issued and outstanding. . . . . . . . .          600         600

Additional Paid-in Capital. . . . . . . . . . . . . . . . . . . . .       49,400      49,400

Donated Capital (Note 6). . . . . . . . . . . . . . . . . . . . . .       26,250      15,000


                                                                          76,250      65,000


Preferred Stock: 20,000,000 preferred shares authorized with a par
value of $.0001; none issued. . . . . . . . . . . . . . . . . . . .            -           -


Deficit Accumulated During the Development Stage. . . . . . . . . .      (63,515)    (35,199)


Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . .       12,735      29,801


Total Liabilities and Stockholders' Equity. . . . . . . . . . . . .       34,755      49,389




Contingent  Liability  (Note  1)

The accompanying notes are an integral part of these interim financial
                                   Statements


BERT  Logic  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Operations
(unaudited)



                                        Accumulated from              Three Months                 Nine Months
                                          May 31, 2000                    Ended                       Ended
                                      (Date of Inception)                April 30,                   April 30,
                                      to April 30, 2002              2002           2001         2002         2001
                                              $                        $              $            $            $
                                     --------------------    ----------------------------    ----------------------

Sales. . . . . . . . . . . . . . . .               89,041           4,250              -       75,041            -

Cost of Goods Sold . . . . . . . . .               43,925           2,025              -       37,275            -
                                     --------------------    ----------------------------    ----------------------
Gross Margin . . . . . . . . . . . .               45,116           2,225              -       37,766            -
                                     --------------------    ----------------------------    ----------------------


Expenses

Amortization . . . . . . . . . . . .               17,014           5,683              -       12,291            -
Communication. . . . . . . . . . . .                5,943              53              -        1,162            -
Consulting (Note 7). . . . . . . . .               38,000           3,000              -       24,000        1,000
Interest and bank charges. . . . . .                  923              17              -          141            -
Professional fees. . . . . . . . . .               28,501           3,961            648       13,238        1,213
Marketing. . . . . . . . . . . . . .               13,000               -              -       13,000            -
Rent . . . . . . . . . . . . . . . .                5,250             750              -        2,250            -
                                     --------------------    ----------------------------    ----------------------
                                                  108,631          13,464            648       66,082        2,213
                                     --------------------    ----------------------------    ----------------------
Net Loss for the Period. . . . . . .              (63,515)        (11,239)          (648)     (28,316)      (2,213)

Deficit - Beginning of Period. . . .                    -         (52,276)        (4,784)     (35,199)      (3,640)
                                     --------------------    ----------------------------    ----------------------
Deficit - End of Period. . . . . . .              (63,515)        (63,515)        (5,432)     (63,515)      (5,853)
                                     =====================    ============================    =====================


Net Loss Per Share - Basic                                              -              -            -            -
                                     =====================    ============================    =====================


Weighted Average Shares Outstanding                             6,000,000      5,000,000    6,000,000    5,000,000
                                     =====================    ============================    =====================


The accompanying notes are an integral part of these interim financial
                                   Statements


BERT  Logic  Inc.
(A  Development  Stage  Company)
Interim  Statements  of  Cash  Flows
(unaudited)



                                                                          Nine Months
                                                                              Ended
                                                                            April 30,


                                                                           2002      2001
                                                                   $              $

Cash Flows To Operating Activities

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (28,316)   (2,213)

Non-cash items
Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .        12,291         -
Donated consulting services . . . . . . . . . . . . . . . . . . .         9,000         -
Donated rent. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,250         -

Adjustments to reconcile net loss to cash
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .          (375)        -
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .          (285)        -
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .        (3,484)   (4,228)
------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities . . . . . . . . . . . . . .        (8,919)   (6,441)
------------------------------------------------------------------------------------------

Cash Flows From Financing Activity

Repayment of notes payable. . . . . . . . . . . . . . . . . . . .        (6,526)        -
Due to shareholder. . . . . . . . . . . . . . . . . . . . . . . .       (12,558)        -
------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activity . . . . . . . . . . . . .       (19,084)        -
------------------------------------------------------------------------------------------
Net Decrease in Cash. . . . . . . . . . . . . . . . . . . . . . .       (28,003)   (6,441)

Cash - Beginning of Period. . . . . . . . . . . . . . . . . . . .        37,262    15,000
------------------------------------------------------------------------------------------

Cash - End of Period. . . . . . . . . . . . . . . . . . . . . . .         9,259     8,559
==========================================================================================


Non-Cash Financing Activities

Licenses were purchased pursuant to notes payable (Notes 3 and 4)        25,000         -
==========================================================================================
Supplemental Disclosures

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .             -         -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .             -         -
==========================================================================================



The accompanying notes are an integral part of these interim financial
                                   Statements

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Nine  Months  Ended  April 30,  2002
(unaudited)

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

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Nine  Months  Ended  April 30,  2002
(unaudited)


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

The Company has a tax loss of $24,859 to offset future years taxable income expiring in fiscal 2015, 2016 and 2017.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:



                          2002      2001      2000
                        $         $         $

Net Operating Losses .    9,383    11,248     4,228
Statutory Tax Rate . .       34%       34%       34%
Effective Tax Rate . .        -         -         -
Deferred Tax Asset . .    3,190     3,824     1,438
Valuation Allowance. .   (3,190)   (3,824)   (1,438)


Net Deferred Tax Asset        -         -         -




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

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Nine  Months  Ended  April 30,  2002
(unaudited)


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


4.     Notes  Payable



Principal Amount.  Interest   Principal and Interest
 . . . . . . . .  Rate       Due Date
-----------------  ---------  ----------------------


5,000 . . . . . .    7%       October 15, 2002
20,000. . . . . .    7%       April 30, 2003

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

RESULTS  OF  OPERATIONS

SALES
BERT Logic Inc. has generated $75,041 in sales revenues during the period covered by this Form 10-QSB.

LOSSES
Net losses for the nine months ended January 31, 2002, were $28,316. The losses are primarily attributable to the costs associated with BERT Logic Inc.'s marketing study , tradeshow participation and with consulting and rent expenses charged to operations and classified as "donated capital" in shareholders' equity.

BERT Logic Inc. expects to continue to incur losses at least through fiscal year 2002 and there can be no assurance that BERT Logic Inc. will achieve or maintain profitability, generate revenue or sustain future growth.

LIQUIDITY  AND  CAPITAL  RESOURCES
BERT Logic Inc. has funded its cash needs over the periods covered by this Form 10-QSB with cash on hand and revenues. It is anticipated that the cash on hand of $9,259 will be sufficient to satisfy cash requirements over the next twelve months.

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

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BERT  Logic  Inc.

     Date:  05/07/02

/s/  Lance  Rudelsheim
----------------------

Lance  Rudelsheim
President  &  Director