Form 10KSB
period 2002-07-31
BERT LOGIC INC
filed 2002-10-04
CIK 1122573

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

              For the fiscal year ended July 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from ________ to ________.

COMMISSION  FILE  NUMBER  0-32801

                       Date of Report: October 4, 2002


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

The issuer's total revenues for the year ended July 31, 2002, were $90,791.

At October 4, 2002, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 6,000,000.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description  of  Business. . . . . . . . . . . . . . . . . . . . . .  1

Item 2.  Description  of  Property. . . . . . . . . . . . . . . . . . . . . .  5

Item 3.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .  5

Item 4.  Submission  Of  Matters  To  A Vote Of Security Holders. . . . . . .  5


                                    PART II

Item 5.  Market  For  Common  Equity And Related Stockholder Matters. . . . .  6

Item 6.  Management's Discussion And Analysis Of Financial Condition,
Changes In Financial Condition And  Results Of Operations . . . . . . . . . .  7

Item 7.  Financial  Statements. . . . . . . . . . . . . . . . . . . . . . . .  9

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial  Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons;
Compliance With Section 16(A) Of The Exchange Act . . . . . . . . . . . . . . 11

Item 10.  Executive  Compensation . . . . . . . . . . . . . . . . . . . . . . 11

Item 11. Security Ownership Of Certain Beneficial Owners And Management . . . 12

Item 12.  Certain  Relationships  And  Related  Transactions. . . . . . . . . 12

Item 13.  Exhibits  And  Reports  On  Form  8K. . . . . . . . . . . . . . . . 13



                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

GENERAL

BERT Logic Inc. was incorporated under the laws of the State of Washington on May 31, 2000. Initially, BERT Logic Inc.'s activities where organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. BERT Logic Inc. has now commenced commercial operations its activities are directed toward the selling of its bit error rate tester product line. BERT Logic Inc. has sold the licensed bit error rate testers in the USA, China, England, Singapore, Sweden, and Taiwan.

PRODUCT  DESCRIPTION

BERT Logic Inc.'s principal asset is a licensed product line consisting of high-tech instruments that are used to test the integrity and reliability of the communications channel used to transfer data from one source to another. Specifically, the instruments test the bit error rate in a stream of data between to points. This helps customers better monitor the performance of their
digital  communications  equipment.   BERT  Logic  Inc.'s  products  can  allow
customers keep their production lines running and maintain the quality of their products, which may be adversely affected by improperly functioning production equipment. BERT Logic Inc.'s products can also help customers in the development if high-tech equipment used in communications systems.

The bit error rate tester software resides on a single printed circuit board that can be easily installed any personal computer. The licensed product line consists of bit error rate testers capable of testing at speeds up to 40
Megabits per second. Models can be configured as laboratory, rack mount and portable versions.

THE  LICENSE

On May 31, 2000, BERT Logic Inc. acquired from Reach Technologies Inc. the rights to distribute the Reach Technologies Inc. bit error rate tester product line for the purpose of selling the product in the marketplace. BERT Logic Inc. paid $10,000 for the license. During the year, BERT Logic Inc. paid $30,000 in the form of notes payable to amend its license agreement with Reach Technologies Inc. to become a world wide exclusive licensee.


Under its license with Reach Technologies Inc., BERT Logic Inc. has the exclusive right to distribute and market the Reach Technologies Inc. licensed product line worldwide. This license expires May 31, 2003.

The license agreement may be renewed by mutual agreement between BERT Logic Inc. and Reach Technologies Inc. for additional three-year periods. The agreement may be terminated immediately by BERT Logic Inc. at any time upon notice to Reach Technologies Inc., and by Reach Technologies Inc. for any cause, which includes the bankruptcy or insolvency of BERT Logic Inc.; or the conviction of BERT Logic Inc.; its officers or directors, of any crime involving moral turpitude.

Other than the license agreement there is no relationship or arrangement between Bert Logic Inc. and its management and control persons and Reach Technologies Inc. and its management and control persons.

BACKGROUND  TO  DEVELOPMENT  OF  THE  PRODUCT

Reach Technologies Inc. began operations in 1993 with the development of several products including its bit error rate tester product line. Reach Technologies Inc.'s other products include high-tech instruments that are used to record information transferred from distant sources like aircraft and satellites. Simply put the recorders are high speed tape recorders that are capable of recording information relayed by several types of satellites and aircraft.

Reach Technologies Inc. has sold systems in the USA, Canada, India, China, Germany, Taiwan and Mexico.

Reach Technologies Inc.'s head office is located in Victoria, Canada with its development and assembly facilities located in Vancouver, Canada. Reach Technologies Inc. uses of personal computers as the product platform and manufactured components are contracted out. Reach Technologies Inc.'s manufacturing requirements are only a small (less than 1%) percentage of its contractors' capacity and therefore its capacity to produce product is not limited by internal conditions. Reach Technologies Inc. only manufacturing role is in assembling all its final products from parts purchased from suppliers and manufactured by its subcontractors. The following is a list of Reach Technologies Inc.'s subcontractors, none of whom are affiliated with Bert Logic Inc. or Reach Technologies Inc:




Subcontractor       Description
------------------  --------------------------------------------------------------

Omni Graphics       Printed circuit board manufacturer
Surteck Industries  Assemblers of printed circuit boards
Hansen Industrials  Manufacturers of precision sheet metal and machined components



Contracting out manufacturing has resulted in a small and cost effective management and employee structure with three owners and one employee. Members of Reach Technologies Inc. management are:



Name                Position
------------------  -------------------------------------
Glenn Jones         President, Director
Mike Frankenberger  Vice President Finance, Director



Reach Technologies overall sales were $150,000 in 2000 and $90,000 in 1999. First quarter 2001 overall sales are $225,000. During the past two years Reach Technologies Inc. has sold 35 bit error rate testers

The bit error rate testers were researched and developed primarily by Glenn Jones and Jeff Dillabough, both are hardware and system development engineers with 16 years experience each. During development the bit error rate testers were initially tested internally by Reach Technologies Inc. and then field tested by some of its customers.

The bit error rate testers are used in satellite ground station development and operations, testing the quality of products on assembly lines, and communication systems testing. These products, sold by BERT Logic Inc., provide low cost portable bit error rate testing to the satellite and communications industries. The products do this by relying on high performance personal computers, custom hardware developments and innovative ways to provide real-time data handling capabilities to the non real-time Microsoft Windows 98 environment and in the Windows NT environment.

The technology behind the products was developed internally by Reach Technologies and has not been published or patented. The technology was developed when Reach Technologies realized that many bit error rate tester products were based largely on custom internally developed hardware and software and did not use commercially available-off-the-shelf parts. Reach Technologies realized that by leveraging inexpensive personal computer products for most of their hardware component they could manufacture a competitive line of products for lower development and production costs. BERT Logic Inc. feels that licensed product line has an advantage over competitors like SyntheSys Research, Inc. and Acterna Corporation that incur high development and manufacturing costs. By supporting commercially available-off-the-shelf parts the product line was able to gain a competitive edge against long established competitors in the industry. All the bit error rate testers share the same system (hardware and software) architecture.

ABOUT  THE  PRODUCT

BERT Logic Inc. feels that the bit error rate testers' competitive advantage over other products are its relatively low price and its use of commercially available off the shelf parts that are easily replaced when worn out and covered by reputable manufactures warranties. The largest impact of the tester product is that it replaces the more common stand-alone bit error rate tester units offered by competitors in the market place with a single printed circuit board card that can be installed in a standard personal computer and a software package. This reduces the cost and increases the flexibility of the product. Other technical advantages include the ability to integrate multiple testers into a single personal computer, collect and correlate statistics between the testers.

The bit error rate testers are designed for testing data at rates from 0 to 40 Mbps. The bit error rate testers feature a design that supports the generation, manipulation, and analysis of data. Features, like scheduled operation and flexible input/output make the bit error rate tester ideal for operational data collection systems and for system development. The bit error rate tester is based on the standard Intel personal computer platform running either Windows 98 or Windows NT.

The tester also supports end user programmability through its optional software development kit. This allows the user direct control over the tester hardware and the ability to integrate the tester into their specific testing applications. In order to support this end-user programmability the tester hardware has a well-defined software interface. The interface uses the Microsoft Active-X component model, that provides an easy to use, and easy to support software interface, with the added benefit of being compatible with almost all the major visual programming languages available today.

INDUSTRY  CONDITIONS  AND  COMPETITION

BERT Logic Inc. is currently aware several products that compete directly in its primary target market. In addition to providing a stand-alone turnkey product, BERT Logic Inc. also provides its product in the form of a printed circuit board that can be installed in any personal computer. It is possible that another company could bundle its product with a standard PC platform running Windows to implement the bit error rate tester to compete directly with BERT Logic Inc.'s product. BERT Logic Inc. may have to compete with such companies in the future but believes that its current product has a better hardware design and a much superior software design and therefore an overall far superior system design than any existing competitive products. BERT Logic Inc. does not yet know whether the sale of the product will result in profitability.

Although the product offers low life cycle costs as a result of, reduced maintenance, and no calibration requirements, there is no guarantee that the marketplace will conclude that reduced costs are worth not dealing with established companies already in the marketplace. BERT Logic Inc. recognizes this fact. To address this possibility, BERT Logic Inc. does not discount other business opportunities that may be available to it, whether in the form of asset acquisitions or business combinations. BERT Logic Inc.'s officer and director, Lance Rudelsheim, may devote a portion of the time he devotes to BERT Logic Inc. evaluating business opportunities that may be available. BERT Logic Inc. has had no discussions with any third parties regarding business opportunities. Any asset acquisition or business combination would likely include the issuance of a significant amount of BERT Logic Inc.'s common stock, which would dilute the ownership interest of holders of existing shares of BERT Logic Inc.'s common stock.

EMPLOYEES

BERT Logic Inc. currently has no employees. BERT Logic Inc. is currently managed by Lance Rudelsheim its only officer and director. BERT Logic Inc. looks to Mr. Rudelsheim for his entrepreneurial skills and talents. His experience includes 12 years as entrepreneur providing computer solutions for clients and servicing computer networks. Mr. Rudelsheim devotes approximately
60%  of  his  time  to  BERT  Logic  Inc.

BERT Logic Inc. currently uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future. If BERT Logic Inc. hires employees; a portion of any employee compensation likely would include the right to acquire stock in BERT Logic Inc., which would dilute the ownership interest of holders of existing shares of BERT Logic Inc.'s common stock.



ITEM  2.  DESCRIPTION  OF  PROPERTY

BERT Logic Inc. is headquartered at Unit 130 2188 No. 5 Road Richmond, British Columbia, CANADA V6X 2T1 where it occupies office space rent-free. This space is valued at $250 per month which has been charged to operations as donated rent. BERT Logic Inc. believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

ITEM  3.  LEGAL  PROCEEDINGS

BERT  Logic  Inc.  is  currently  not  a party to any pending legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the year ended 2001, the BERT Logic Inc. did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise. Directors are elected for one-year terms at the annual shareholders' meeting. Officers hold their positions at the pleasure of the board of directors. No employment agreements currently exist or are being contemplated. There is no arrangement or understanding between the directors and officers of BERT Logic Inc. and any other person pursuant to which any director or officer is to be selected as a director or officer.

                                     PART II


ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

a)  Market  Information

BERT Logic Inc.'s common stock is currently traded on the Over The Counter Bulletin Board under the symbol "BRTL". BERT Logic Inc.'s common stock began trading on August 27, 2002.

The table below sets forth the high and low sales prices for BERT Logic Inc.'s common stock for the relevant calendar quarter of 2002. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:


                      Quarter           High            Low
                      -------           ----            ---

             2002     third(3)           .5100         .4800


b)  Holders

As of October 4, 2002, there were approximately 38 shareholders of record holding a total of 6,000,000 shares of common stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

c)  Dividends

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-KSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "intends", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause BERT Logic Inc.'s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this annual report on Form 10-KSB and in BERT Logic Inc.'s other filings with the SEC. Although BERT Logic Inc. believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and BERT Logic Inc. cannot guarantee future results, levels of activity, performance, or achievements. BERT Logic Inc. is under no duty to update any of the forward-looking statements in this annual report on Form 10-KSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.


At July 31, 2002, BERT Logic Inc. had $7,822 in current assets and $17,379 in current liabilities. BERT Logic Inc. intends to pay $2,480 of the current liabilities out of cash on hand. The balance of current liabilities is a $13,899 notes payable due in April 30, 2003, which BERT Logic Inc. intends to pay out of future sales revenue. During the year BERT Logic Inc. paid $11,101 of the original $25,000 note payable resulting in the $13,899 owing at year-end. This note arose when BERT Logic Inc. agreed to pay $25,000 in the form of a note payable to amend its license agreement with Reach Technologies Inc. to become a world wide exclusive licensee. This amendment of the license resulted in an increase in license cost to $40,000. After recording amortization of $17,258, net license value is $18,019. During the year BERT Logic Inc. also repaid $12,588 of the shareholder loan owing to the President resulting in a shareholder loan balance of $2,442 at year-end. Cash deceased by $30,475 during the year for a balance of $6,787 at year-end.


Revenues increased to $90,791 compared with $14,000 in the previous year. The increase in sales was due to an increase in the sales of the bit error rate tester product line licensed from Reach Technologies Inc. Gross margin remained decreasing slightly to 49.6% from 52.5% the previous year.


Total expenses increased $46,532 to $84,297.  This increase was due mostly to:

     1 an increase in amortization expense of $13,091, resulting from the increased license cost discussed above,

     2 an increase in consulting expenditures of $18,000, associated with the increase in sales,

     3 an increase in marketing expenditures of $13,000, associated with the increase in sales, and

     4 an increase in professional fees of $5,107, associated with the increase in sales,

Included in total expenses is $12,000 in consulting fees and $3,000 in rent which was donated by the President of BERT Logic Inc. and therefore did not require cash. These amounts are consistent with the prior year and increase the donated capital on the balance sheet to $30,000 from $15,000 the year before.

BERT Logic Inc. does not expect the $6,787 in cash on hand to satisfy its cash requirements over the next 12 months. Bert Logic Inc. hopes generate sufficient cash flow from sales to support continued operations. If sales are insufficient, then BERT Logic Inc. may need additional capital to carry out its business plan. In the event that BERT Logic Inc. requires more capital, no commitments to provide additional funds have been made by management or other shareholders.
Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to BERT Logic Inc. or at all.

Other than the following, BERT Logic Inc. knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on its short and long term liquidity:

     BERT Logic Inc.'s license with Reach Technologies Inc. expires on May 31, 2003. The license is renewable by mutual agreement between BERT Logic Inc. and Reach Technologies Inc. for an additional three-year period. BERT Logic Inc. has not yet begun discussions with Reach Technologies Inc. with respect to the license renewal.

Other than the license renewal discussed above BERT Logic Inc. does not have material commitments for capital expenditures. If BERT Logic Inc. is successful in renewing its license agreement it intends to fund any required capital expenditure though future sales revenues and/or debt or equity financing.

Other than the license renewal discussed above BERT Logic Inc. knows of no trends, events, or uncertainties that have had or are reasonably expected to have a material impact on its net sales or revenues or income for continuing operations.

BERT logic Inc. expects no significant changes in its number of employees.

ITEM  7.  FINANCIAL  STATEMENTS

BERT  Logic  Inc.

                                                                           Index

Independent  Auditors'  Report. . . . . . . . . . . . . . . . . . . . . . .  F-1

Balance  Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

Statement  of  Operations . . . . . . . . . . . . . . . . . . . . . . . . .  F-3

Statement  of  Cash  Flows. . . . . . . . . . . . . . . . . . . . . . . . .  F-4

Statement  of  Stockholders'  Equity. . . . . . . . . . . . . . . . . . . .  F-5

Notes  to  the  Financial  Statements . . . . . . . . . . . . . . . . . . .  F-6

                               [GRAPHIC  OMITED]


MANNING ELLIOTT                         |   11th floor, 1050 West Pender Street,
                                        |          Vancouver, BC, Canada V6E 3S7
CHARTERED ACCOUNTANTS                   |  Phone: 604.714.3600 Fax: 604.714.3669
                                                         Web: manningelliott.com


                          Independent Auditors' Report
                          -----------------------------


To the Stockholders and Board of Directors of BERT Logic Inc.


We have audited the accompanying balance sheet of BERT Logic Inc. as of July 31, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of BERT Logic Inc., as of July 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered operating losses from inception and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Manning  Elliott


CHARTERED  ACCOUNTANTS
Vancouver,  Canada
September  9,  2002


BERT  Logic  Inc.
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                     July 31,    July 31,
                                                                          2002       2001
  $ . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $

ASSETS

Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      6,787     37,262
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .        750      1,850
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .        285          -
------------------------------------------------------------------------------------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . .      7,822     39,112
------------------------------------------------------------------------------------------

License (Note 3)

Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     40,000     15,000
Accumulated amortization. . . . . . . . . . . . . . . . . . . . . .    (21,981)    (4,723)
------------------------------------------------------------------------------------------

                                                                        18,019     10,277
------------------------------------------------------------------------------------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .     25,841     49,389
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .        712      3,088
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .      2,768      1,500
Notes payable (Note 4). . . . . . . . . . . . . . . . . . . . . . .     13,899          -
------------------------------------------------------------------------------------------

Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .     17,379      4,588
------------------------------------------------------------------------------------------

Shareholder Loan (Note 4) . . . . . . . . . . . . . . . . . . . . .      2,442     15,000
------------------------------------------------------------------------------------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .     19,821     19,588
------------------------------------------------------------------------------------------

Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a par
 value of $0.0001; 6,000,000 issued and outstanding . . . . . . . .        600        600

Additional Paid-in Capital. . . . . . . . . . . . . . . . . . . . .     49,400     49,400

Donated Capital (Note 6). . . . . . . . . . . . . . . . . . . . . .     30,000     15,000
------------------------------------------------------------------------------------------

                                                                        80,000     65,000
------------------------------------------------------------------------------------------

Preferred Stock: 20,000,000 preferred shares authorized with a par
 value of $.0001; none issued . . . . . . . . . . . . . . . . . . .          -          -
------------------------------------------------------------------------------------------

Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (73,980)   (35,199)
------------------------------------------------------------------------------------------

Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . .      6,020     29,801
------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity. . . . . . . . . . . . .     25,841     49,389
==========================================================================================





    The accompanying notes are an integral part of these financial statements
                                       F-2


BERT  Logic  Inc.
Statements  of  Operations
(expressed  in  U.S.  dollars)



                                         For the
                                       Years Ended
                                      July 31,       July 31,
                                              2002        2001
  $. . . . . . . . . . . . . . . . .  $

Sales. . . . . . . . . . . . . . . .        90,791      14,000

Cost of Goods Sold . . . . . . . . .        45,275       6,650
---------------------------------------------------------------

Gross Margin . . . . . . . . . . . .        45,516       7,350
---------------------------------------------------------------


Expenses

Amortization . . . . . . . . . . . .        17,258       4,167
Communication. . . . . . . . . . . .         1,754       4,781
Consulting (Note 6). . . . . . . . .        32,000      14,000
Interest and bank charges. . . . . .         1,143         782
Marketing. . . . . . . . . . . . . .        13,000           -
Professional fees. . . . . . . . . .        16,142      11,035
Rent (Note 6). . . . . . . . . . . .         3,000       3,000
---------------------------------------------------------------

Total Expenses . . . . . . . . . . .        84,297      37,765
---------------------------------------------------------------

Net Loss for the Year. . . . . . . .       (38,781)    (30,415)

Deficit - Beginning of Year. . . . .       (35,199)     (4,784)
---------------------------------------------------------------

Deficit - End of Year. . . . . . . .       (73,980)    (35,199)
===============================================================


Net Loss Per Share - Basic . . . . .         (0.01)      (0.01)
===============================================================


Weighted Average Shares Outstanding.     6,000,000   5,038,000
===============================================================




    The accompanying notes are an integral part of these financial statements
                                       F-3


BERT  Logic  Inc.
Statement  of  Stockholders'  Equity
(expressed  in  U.S.  dollars)



                                Additional
                                Paid-in     Donated
                                Shares      Amount    Capital   Capital   Total    Deficit
                                         #  $         $         $         $        $

Balance - July 31, 2000. . . .   5,000,000       500     9,500         -   10,000    (4,784)

Stock issued for cash. . . . .   1,000,000       100    39,900         -   40,000         -

Value of rent donated by a
related party. . . . . . . . .           -         -         -     3,000    3,000         -

Value of services donated by a
related party. . . . . . . . .           -         -         -    12,000   12,000         -

Net loss for the year. . . . .           -         -         -         -        -   (30,415)
--------------------------------------------------------------------------------------------

Balance - July 31, 2001. . . .   6,000,000       600    49,400    15,000   65,000   (35,199)

Value of rent donated by a
related party. . . . . . . . .           -         -         -     3,000    3,000         -

Value of services donated by a
related party. . . . . . . . .           -         -         -    12,000   12,000         -

Net loss for the year. . . . .           -         -         -         -        -   (38,781)
--------------------------------------------------------------------------------------------

Balance - July 31, 2002. . . .   6,000,000       600    49,400    30,000   80,000   (73,980)
============================================================================================



    The accompanying notes are an integral part of these financial statements
                                       F-4


BERT  Logic  Inc.
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)



                                                                           For the
                                                                         Years Ended
                                                                   July 31,       July 31,
                                                                           2002       2001
  $ . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $

Cash Flows To Operating Activities

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (38,781)   (30,415)

Non-cash items

Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .        17,258      4,167
Donated consulting services . . . . . . . . . . . . . . . . . . .        12,000     12,000
Donated rent. . . . . . . . . . . . . . . . . . . . . . . . . . .         3,000      3,000

Adjustment to reconcile net loss to cash

Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .         1,100     (1,850)
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .          (285)         -
Accounts payable and accrued liabilities. . . . . . . . . . . . .        (1,108)       360
-------------------------------------------------------------------------------------------

Net Cash Used In Operating Activities . . . . . . . . . . . . . .        (6,816)   (12,738)
-------------------------------------------------------------------------------------------

Cash Flows From Financing Activities

Repayment of notes payable. . . . . . . . . . . . . . . . . . . .       (11,101)         -
Repayment of shareholder loan . . . . . . . . . . . . . . . . . .       (12,558)         -
Common shares issued. . . . . . . . . . . . . . . . . . . . . . .             -        100
Additional paid in capital. . . . . . . . . . . . . . . . . . . .             -     39,900
-------------------------------------------------------------------------------------------

Net Cash Provided By (To) Financing Activities. . . . . . . . . .       (23,659)    40,000
-------------------------------------------------------------------------------------------

Cash Flows To Investing Activities

License purchased . . . . . . . . . . . . . . . . . . . . . . . .             -     (5,000)
-------------------------------------------------------------------------------------------

Cash Flows To Investing Activities. . . . . . . . . . . . . . . .             -     (5,000)
-------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . .       (30,475)    22,262

Cash - Beginning of Period. . . . . . . . . . . . . . . . . . . .        37,262     15,000
-------------------------------------------------------------------------------------------

Cash - End of Period. . . . . . . . . . . . . . . . . . . . . . .         6,787     37,262
===========================================================================================

Non-Cash Financing Activities

Licenses were purchased pursuant to notes payable (Notes 3 and 4)        25,000          -
===========================================================================================

Supplemental Disclosures

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .             -          -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .             -          -
===========================================================================================


    The accompanying notes are an integral part of these financial statements
                                       F-5

BERT  Logic  Inc.
Notes  to  the  Financial  Statements
For  the  Years  Ended  July  31,  2002  and  2001
(expressed  in  U.S.  dollars)

1.     Nature  of  Operations  and  Continuance  of  Business

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

The Company emerged from being a development stage company during its fiscal year ended July 31, 2002. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have started producing significant revenue; however, the Company has experienced start-up losses to July 31, 2002 totaling $73,980 and has a working capital deficiency as at July 31, 2002 of $9,557.

The Company completed an SB-2 Registration Statement filed with the United States Securities Exchange Commission April 30, 2001 and raised $40,000 and issued 1,000,000 common shares.


2.     Summary  of  Significant  Accounting  Principles


a)     Year End

The Company's year end is July 31

b)     Use  of  Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

e)     License

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

BERT  Logic  Inc.
Notes  to  the  Financial  Statements
For  the  Years  Ended  July  31,  2002  and  2001
(expressed  in  U.S.  dollars)


2.     Summary  of  Significant  Accounting  Principles  (continued)

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

The Company has tax losses of $38,781, $30,415 and $4,784 to offset future years taxable income expiring in fiscal 2015, 2016 and 2017 respectively.

The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:



                                          2002          2001

                                        $          $

Net Operating Loss . .                    38,781     30,415
Statutory Tax Rate . .                        34%        34%
Effective Tax Rate . .                         -          -
Deferred Tax Asset . .                    13,186     10,341
Valuation Allowance. .                   (13,186)   (10,341)
------------------------------------------------------------

Net Deferred Tax Asset                         -          -
============================================================




g)     Revenue

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

BERT  Logic  Inc.
Notes  to  the  Financial  Statements
For  the  Years  Ended  July  31,  2002  and  2001
(expressed  in  U.S.  dollars)


4.     Notes  Payable

These notes payable were given as consideration for the purchase of the licenses referred to in Note 3. The principal and interest, at 7% per annum, on the notes payable are due on April 30, 2003 or earlier on demand. If repayment is defaulted on, Reach Technologies Inc., the vendor, shall have the right to terminate the licensing agreement.


5.     Shareholder  Loan

The shareholder loan is unsecured, non-interest bearing, and will not be demanded during the next fiscal year.


6.     Related  Party  Transactions

The President of the Company has donated consulting services valued at $1,000 per month and rent valued at $250 per month. These amounts have been charged to operations and classified as "donated capital" in stockholders' equity.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2001 BERT Logic Inc. dismissed its independent auditors from James Stafford Chartered Accountants who served as its independent auditor since its inception and engaged Manning Elliott Chartered Accountants. BERT Logic Inc. made the change because James Stafford Chartered Accountants was prepared to conduct its audit of BERT Logic Inc.'s March 31, 2001 financial statements in accordance with US Generally Accepted Auditing Standards but was only prepared to render its opinion on the financial statements prepared in accordance with Canadian Generally Accepted Accounting Principles. BERT Logic Inc. felt that since Manning Elliott Chartered Accountant's partner conducting the audit was also a Certified Public Accountant, that they had the necessary qualifications to conduct an audit in accordance with United States Generally Accepted Auditing Standards and to render an opinion on financial statements prepared in accordance with United States Generally Accepted Accounting Principles. BERT Logic Inc. thus engaged Manning Elliott Chartered Accountants to conduct the audit of its July 31, 2001 financial statements. James Stafford Chartered Accountants issued an unqualified opinion on BERT Logic Inc.'s first fiscal year ended July 31, 2000 financial statements. The decision to change accountants was recommended and approved by BERT Logic Inc.'s board of directors. BERT Logic
Inc. and James Stafford Chartered Accountants have never had a disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and the required Exhibit 16.1 Agreement of former accountant with respect to Statements made in the Form 8-K as required by Item 304 of regulation S-K of the Securities and Exchange Act was filed on October 19, 2001. BERT Logic Inc. has not had any dispute with Manning Elliott Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

BERT Logic Inc.'s new auditor and certifying accountant was engaged on October 17, 2001 and is:

Manning Elliott Chartered Accountants
11th floor, 1050 West Pender
Vancouver, BC V6E 3S7
Canada

A Form 8K and exhibit 16.1with respect to this item 8 were filed on October 19, 2001

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

BERT Logic Inc.'s directors hold office until the annual meeting of shareholders next held after their election. The officers and directors of BERT Logic Inc. as of October 4, 2002 are as follows:

Name                 Age    Position
----                 ---    --------

Lance Rudelsheim     39     President, and Director


Mr. Rudelsheim became the sole director and officer of BERT Logic Inc. on May 31, 2000, its incorporation date. During the past twelve years, Mr. Rudelsheim has worked with Microtech Service Corporation as a Director and President. Microtech Service Corporation administers over 20 clients' computer networks, installs and configures Internet access and security solutions, provides hardware servicing for computer systems and computer solutions for clients. Mr. Rudelsheim devotes approximately 40% of his time to his position in Microtech Service Corporation.

ITEM  10.  EXECUTIVE  COMPENSATION

The following table provides summary information for the years 2000, 2001 and 2002 concerning cash and noncash compensation paid or accrued by BERT Logic Inc. to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                                  SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
                                               ----------------------------------
                      Annual Compensation            Awards              Payouts
                    -------------------------------------------------------------
                                      Other                 Securities
                                      Annual   Restricted     Under-
Name and                             compen-      Stock        lying       LTIP     All Other
Principal           Salary   Bonus    sation     Awards      Options/    Payouts     Compen-
Position      Year    ($)     ($)      ($)         ($)       SARs (#)      ($)     sation ($)
----------------------------------------------------------------------------------------------
Lance         2000        -       -         -            -            -         -            -
Rudelsheim    2001        -       -         -            -            -         -  $   12,000*
              2002        -       -         -            -            -         -  $   12,000*
 President,
Secretary,
and Director

* This is a non cash item and accounted for as donated capital in the financial statements

Compensation  of  Directors

There is no plan in place at this time for BERT Logic Inc.'s directors to be compensated.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of BERT Logic Inc. as of July 31, 2002, by each shareholder who is known by BERT Logic Inc. to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

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

Other than the $12,000 recorded each year as consulting fees and currently returned to the company in the form of donated capital and the 5,000,000 shares issued to Mr. Rudelsheim in exchange for $10,000 upon inception of BERT Logic Inc., there has been nothing of value (including money, property, contracts, options, or rights of any kind) received or to be received by Mr. Rudelsheim, directly or indirectly, from the BERT Logic Inc. BERT Logic Inc. has not received any other assets, services or other consideration as a result. BERT Logic Inc. arbitrarily determined the price of the shares issued to Mr. Rudelsheim.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8K

     1.   Exhibits

Exhibit   Page  Description
No.       No.
-------------------------------------------------------------------------------------------------
3(a)(i)     *   Articles Of Incorporation Of BERT Logic Inc. (Incorporated by reference filed with the Company's Form SB-2 on November 14, 2000 ).
-------------------------------------------------------------------------------------------------
3(a)(ii)    *   By-laws Of BERT Logic Inc.
-------------------------------------------------------------------------------------------------
4           *   Specimen Share of Common Stock
-------------------------------------------------------------------------------------------------
10.1        *   Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                31, 2000 for the right to distribute the Reach Technologies Inc. licensed product line.
-------------------------------------------------------------------------------------------------
10.2        **  Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                11, 2001 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000 as it pertains to new territory
-------------------------------------------------------------------------------------------------
16.1        *** Letter on change in certifying accountant.
-------------------------------------------------------------------------------------------------

*Incorporated by reference filed with the Form SB-2 filed with the Securities and Exchange
   Commission on November 14, 2000.
 **Incorporated by filed with the Company's Form 10-KSB filed with the Securities and Exchange
    Commission on March 15, 2001.
***Incorporated by reference filed with Company's Form 8-K filed with the Securities and Exchange
   Commission on October 19, 2001


     2.   Reports  on Form 8-K:

          On  October  19, 2001, BERT Logic Inc filed a Form 8-K reporting under
          Item  4,  a  change  in  its  certified  public  accountant.

          On  November  7, 2001, BERT Logic Inc filed a Form 8-K reporting under
          Item 2, an amendment to its license agreement with Reach Technologies Inc. to expand its territories to an exclusive worldwide license and an agreement to pay $20,000 by way of promissory note.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 4th day of October 2002.

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

Signature                      Title                      Date
---------                      -----                      ----


/s/ Lance  Rudelsheim          President and Director     October 4, 2002



                                  CERTIFICATION
In connection with the accompanying form 10-KSB of BERT Logic Inc. for the year ended July 31, 2002, the following officers of BERT Logic Inc., hereby certify:

     1.   I  have  reviewed  this  annual  report  on  Form  10-KSB;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:       /s/ Lance Rudelsheim

Lance Rudelsheim
President,  Chief  Executive  Officer and Chief  Financial  Officer

Date:          October 4,  2002


Exhibit   Page  Description
No.       No.
-------------------------------------------------------------------------------------------------
3(a)(i)     *   Articles Of Incorporation Of BERT Logic Inc. (Incorporated by reference filed with the Company's Form SB-2 on November 14, 2000 ).
-------------------------------------------------------------------------------------------------
3(a)(ii)    *   By-laws Of BERT Logic Inc.
-------------------------------------------------------------------------------------------------
4           *   Specimen Share of Common Stock
-------------------------------------------------------------------------------------------------
10.1        *   Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                31, 2000 for the right to distribute the Reach Technologies Inc. licensed product line.
-------------------------------------------------------------------------------------------------
10.2        **  Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                11, 2001 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000 as it pertains to new territory
-------------------------------------------------------------------------------------------------
16.1        *** Letter on change in certifying accountant.
-------------------------------------------------------------------------------------------------

  *Incorporated by reference filed with the Form SB-2 filed with the Securities and Exchange
   Commission on November 14, 2000.
 **Incorporated by filed with the Company's Form 10-KSB filed with the Securities and Exchange
    Commission on March 15, 2001.
***Incorporated by reference filed with Company's Form 8-K filed with the Securities and Exchange
   Commission on October 19, 2001
