Form 10QSB
period 2002-10-31
BERT LOGIC INC
filed 2002-12-13
CIK 1122573

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  OCTOBER  31,  2002.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  0-32801

                        DATE OF REPORT: DECEMBER 11, 2002

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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of October 31, 2002 was 6,000,000.


TABLE OF CONTENTS

PART I

Item 1.  Financial Statements                             .1

Item 2. Plan Of Operation                                  7

PART II

Item 2. Changes in Securities and Use of Proceeds         11

Item 6 Exhibits and Reports on Form 8-K                   12

Signatures                                                12

Certification                                             13










                 [This Space Has Been Intentionally Left Blank]

PART I

ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Balance Sheet At October 31, 2002 And Audited
Balance Sheet At July 31, 2002                                             1

Unaudited Interim Statement Of Operations For The Three Months
Ended October 31, 2002 And 2001,                                           2

Unaudited Interim Statement Of Cash Flows For The Three Months
Ended October 31, 2002 And 2001                                            3

Notes To Unaudited Interim Financial Statements                            4












                 [This Space Has Been Intentionally Left Blank]

   The accompanying notes are an integral part of these financial statements


BERT  Logic  Inc.
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                      October 31,    July 31,
                                                                             2002       2002
                                                                                $          $
                                                                       (unaudited)  (audited)
---------------------------------------------------------------------------------------------
ASSETS

Current Assets

Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34,699      6,787
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .             -        750
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .           160        285
---------------------------------------------------------------------------------------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . .        34,859      7,822
---------------------------------------------------------------------------------------------
License (Note 3)

Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,000     40,000
Accumulated amortization. . . . . . . . . . . . . . . . . . . . . .       (27,387)   (21,981)
---------------------------------------------------------------------------------------------
                                                                           12,613     18,019
---------------------------------------------------------------------------------------------
Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . .        47,472     25,841
=============================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Demand loan (Note 4). . . . . . . . . . . . . . . . . . . . . . . .        20,200          -
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         2,162        712
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .         2,155      2,768
Notes payable (Note 5). . . . . . . . . . . . . . . . . . . . . . .        13,899     13,899
---------------------------------------------------------------------------------------------
Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .        38,416     17,379
---------------------------------------------------------------------------------------------
Shareholder Loan (Note 6) . . . . . . . . . . . . . . . . . . . . .         2,442      2,442
---------------------------------------------------------------------------------------------
Total Liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        40,858     19,821
---------------------------------------------------------------------------------------------
Stockholders' Equity

Common Stock: 100,000,000 common shares authorized with a par
value of $0.0001; 6,000,000 issued and outstanding. . . . . . . . .           600        600

Additional Paid-in Capital. . . . . . . . . . . . . . . . . . . . .        49,400     49,400

Donated Capital (Note 7). . . . . . . . . . . . . . . . . . . . . .        33,750     30,000
---------------------------------------------------------------------------------------------
                                                                           83,750     80,000
---------------------------------------------------------------------------------------------
Preferred Stock: 20,000,000 preferred shares authorized with a par
value of $.0001; none issued. . . . . . . . . . . . . . . . . . . .             -          -

Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (77,136)   (73,980)
---------------------------------------------------------------------------------------------
Total Stockholders' Equity. . . . . . . . . . . . . . . . . . . . .         6,614      6,020
---------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity. . . . . . . . . . . . .        47,472     25,841
=============================================================================================

Contingent  Liability  (Note  1)

The accompanying notes are an integral part of these financial statements


BERT  Logic  Inc.
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)



                                                  Thee Months Ended
                                             October 31,   October 31,
                                                    2002          2001
                                                       $             $
-----------------------------------------------------------------------

Sales. . . . . . . . . . . . . . . .              14,000        15,859

Cost of Goods Sold . . . . . . . . .               6,600         8,850
-----------------------------------------------------------------------
Gross Margin . . . . . . . . . . . .               7,400         7,009
-----------------------------------------------------------------------

Expenses

Amortization . . . . . . . . . . . .               5,408         3,304
Communication. . . . . . . . . . . .                 358           733
Consulting (Note 7). . . . . . . . .               3,000         3,000
Interest and bank charges. . . . . .                 391            43
Marketing. . . . . . . . . . . . . .                   -         3,000
Professional fees. . . . . . . . . .                 649         8,927
Rent (Note 7). . . . . . . . . . . .                 750           750
-----------------------------------------------------------------------
Total Expenses . . . . . . . . . . .              10,556        19,757
-----------------------------------------------------------------------
Net Loss for the Period. . . . . . .              (3,156)      (12,748)

Deficit - Beginning of Period. . . .             (73,980)      (35,199)
-----------------------------------------------------------------------
Deficit - End of Period. . . . . . .             (77,136)      (47,947)
=======================================================================


Net Loss Per Share - Basic . . . . .               (0.01)        (0.01)
=======================================================================

Weighted Average Shares Outstanding.           6,000,000     6,000,000
=======================================================================



(Diluted  loss  per share has not been presented as the result is anti-dilutive)

The accompanying notes are an integral part of these financial statements


BERT  Logic  Inc.
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)



                                                                         Three Months Ended
                                                                           October 31,   October 31,
                                                                                  2002          2001
                                                                                     $             $
-----------------------------------------------------------------------------------------------------

Cash Flows To Operating Activities

Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (3,156)      (12,748)

Adjustments to reconcile net loss to cash

Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .                5,408         3,304
Donated consulting services . . . . . . . . . . . . . . . . . . .                3,000         3,000
Donated rent. . . . . . . . . . . . . . . . . . . . . . . . . . .                  750           750

Change in non-cash working capital items

(Increase) decrease in accounts receivable. . . . . . . . . . . .                  750        (2,944)
(Increase) decrease in prepaid expenses . . . . . . . . . . . . .                  125          (560)
Increase (decrease) in accounts payable and accrued liabilities .                  835        (2,688)
-----------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Operating Activities . . . . . . .                7,712       (11,886)
-----------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

Proceeds from demand loan . . . . . . . . . . . . . . . . . . . .               20,200             -
Repayment of shareholder loan . . . . . . . . . . . . . . . . . .                    -        (6,448)
-----------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities . . . . . . .               20,200        (6,448)
-----------------------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash . . . . . . . . . . . . . . . . .               27,912       (18,334)

Cash - Beginning of Period. . . . . . . . . . . . . . . . . . . .                6,787        37,262
-----------------------------------------------------------------------------------------------------
Cash - End of Period. . . . . . . . . . . . . . . . . . . . . . .               34,699        18,928
=====================================================================================================

Non-Cash Financing Activities

Licenses were purchased pursuant to notes payable (Notes 3 and 4)                    -        25,000
=====================================================================================================
Supplemental Disclosures

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .                    -             -
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .                    -             -
=====================================================================================================


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

The Company emerged from being a development stage company during its fiscal year ended July 31, 2002. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have started producing significant revenue; however, the Company has experienced start-up losses to October 31, 2002 totalling $77,136 and has a working capital deficiency as at October 31, 2002 of $3,557.

The Company completed an SB-2 Registration Statement filed with the United States Securities Exchange Commission April 30, 2001 and raised $40,000 and issued 1,000,000 common shares.

The Company plans to generate sufficient cash flow from sales to meet its long-term requirements. Although existing cash and cash flow from sales is expected to fulfill future capital needs, if sales in the long term are insufficient, the Company may need additional capital to carry out its business plan. In the event that the Company requires more capital, no commitments to provide additional funds have been made by management or other shareholders.
Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.



2.     Summary  of  Significant  Accounting  Principles

a)     Year  End
The  Company's  fiscal  year-end  is  July  31.

b)     Cash  and  Cash  Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

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

d)     Revenue
Revenue from sales of the Bit Error Rate Testers will be recognized when goods have been shipped and collectibility is reasonably certain.

2.     Summary  of  Significant  Accounting  Principles  (continued)

e)     Comprehensive  Income
SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at October 31, 2002, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

f)     Basic  Earnings  (Loss)  Per  Share
Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". The Company has a simple capital structure without potential common shares. Basic earnings (loss) per share is calculated on the weighted average number of common shares outstanding each year.

g)     Use  of  Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

h)     Recent  Accounting  Pronouncements
On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board ("FASB"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by FASB. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company adopted SFAS No. 142 on August 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The FASB decided to limit the scope to legal obligations and the liability will be recorded at fair value. The Company adopted SFAS No. 143 on August 1, 2002 and its impact is not expected to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 144 on August 1, 2002. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

2.     Summary  of  Significant  Accounting  Principles  (continued)

h)     Recent  Accounting  Pronouncements  (continued)
In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is being evaluated.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

i)     Interim  Financial  Statements
These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


3.     License
The Company acquired the worldwide exclusive right to market and sell a Bit Error Rate Tester product line (the "License"). The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the pricing of the licensed products. An initial licensing agreement was acquired on May 31, 2000 with a three year term and amendments have been made to expand the territory of the license. All other terms of the License remain the same. The license was purchased by the Company for $10,000 cash from Reach Technologies, Inc. On May 11, 2001 the Company paid $5,000 cash to amend the License to include the state of Arizona. On October 15, 2001 the Company paid $5,000, by way of note payable, to amend the License to include the State of Florida. On October 31, 2001 the Company paid $20,000, by way of note payable, to amend the license to obtain a worldwide exclusive right. The purchase price of the licenses were negotiated at arms-length. The license net carrying value of $12,613 will be fully amortized by May 31, 2003 in the current fiscal year.


4.     Demand  Loan
The amount due to Reach Technologies Inc. bears interest at 7% per annum, is due on demand, and is unsecured.


5.     Notes  Payable
These notes payable were given as consideration for the purchase of the licenses referred to in Note 3. The principal and interest, at 7% per annum, on the notes payable are due on April 30, 2003 or earlier on demand. If repayment is defaulted on, Reach Technologies Inc., the vendor, shall have the right to terminate the licensing agreement.

6.     Shareholder  Loan
The shareholder loan is unsecured, non-interest bearing, and will not be demanded during the next fiscal year.


7.     Related  Party  Transactions
The President of the Company has donated consulting services valued at $1,000 per month and rent valued at $250 per month. These amounts have been charged to operations and classified as "donated capital" in stockholders' equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At October 31, 2002, BERT Logic Inc. had $34,859 in current assets and $38,416 in current liabilities. BERT Logic Inc. intends to pay the current liabilities out of cash on hand and net cash flow from sales. Cash increased by $27,912 during the period for a balance of $34,699 at quarter-end. Accounts receivable has decreased $750 to $Nil during the period. BERT Logic Inc. received a demand loan in the amount of $20,200 during the period. The demand arose in anticipation of a technology acquisition that did not occur. BERT Logic Inc. intends to return repay the demand loan before January 31, 2003. After recording amortization of $5,408, net license value is $12,613.

Revenues were $14,00 for the period compared with $15,859 for the same period last year. Gross margin was 52.9% compared with 44.2% for the same period last year. The increase in gross margin % is due to the fact that the sales in the period were for board only products were the margins are higher. BERT Logic Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. BERT Logic Inc. will begin marketing the product to new target companies as they are identified.

Total expenses decreased $9,201, over the comparable period in the previous year, to $10,556. This net decrease was due mostly to:

1. an increase in amortization expense of $2,104, resulting from the increased license cost over the same period last year,

2. a decrease in filing fees of $375 to $358 for the electronic filing fees incurred with respect to BERT Logic Inc.'s periodic and current reports,

3. an increase in bank charges and interest of $348 to $391, due to the increase in notes payable,

4.   a  decrease  in  marketing  expenses  of  $3,000  to  $Nil,  and

5. a decrease in professional fees of $8,278 to $649, associated with the a decrease in legal fees associated with the BERT Logic Inc.'s form 211 filing with the National Association of Stock Dealers.


Included in total expenses is $3,000 in consulting fees and $750 in rent that was donated by the President of BERT Logic Inc. and therefore did not require cash. In this period the $3,000 in consulting fees and $750 in rent have been recorded as an increase in donated capital during the period.

BERT Logic Inc. does expect the $34,699 in cash on hand to satisfy its cash requirements over the next 12 months. BERT Logic Inc. hopes generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then BERT Logic Inc. may need additional capital to carry out its business plan. In the event that BERT Logic Inc. requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to BERT Logic Inc. or at all.

BERT Logic Inc.'s auditors have expressed that there is substantial doubt regarding BERT Logic Inc.'s ability to continue as a going concern. BERT Logic Inc. has not generated significant revenues since inception and has only just beginning conducting operations. The ability of BERT Logic Inc. to achieve success with respect to its planned principal business activity is dependent upon its successful efforts to attain profitable operations. BERT Logic Inc. may not be able to sell any of its products at a profit. There is therefore substantial doubt regarding BERT Logic Inc.'s ability to continue as a going concern.

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

The following is disclosure regarding recent accounting pronouncements and their effect or potential effect on BERT Logic Inc.'s financial statements.

On June 29, 2001, SFAS No. 141, "Business Combinations," was approved by the Financial Accounting Standards Board. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. BERT Logic Inc. implemented SFAS No. 141 on July 1, 2001 and its impact is not expected to be material on its financial position or results of operations.

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets," was approved by Financial Accounting Standards Board. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. BERT Logic Inc. is required to implement SFAS No. 142 on April 1, 2002 and its impact, if any, is not expected to be material on its financial position or results of operations as BERT Logic Inc.'s license is a finite license with a term of four years being the amortization period.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligation." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligations in the period in which they are incurred, which typically could be upon completion or shortly thereafter. The Financial Accounting Standards Board decided to limit the scope to legal obligations and the liability will be recorded at fair value. The effect of adoption of this standard on BERT Logic Inc.'s results of operations and financial positions is being evaluated.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." BERT Logic Inc. adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on BERT Logic Inc.'s results of operations and financial position is not expected to be material on its financial position or results of operations.

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company will adopt SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material on its financial position or results of operations.

FASB has also issued SFAS No. 145 and 147 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

                                     PART II

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

a)  Recent  Sales  Of  Unregistered  Securities

     i. On May 31, 2000, BERT Logic Inc. issued a total of 5,000,000 shares of common stock to Lance Rudelsheim. The issuance of the common stock was exempt from registration under Regulation S. Lance Rudelsheim was not a resident or citizen of the U.S. at the time it received the offer to purchase and at the closing of the purchase of the stock, and did not acquire the stock for the account or benefit of any U.S. person. Lance Rudelsheim agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The stock contains a legend to the effect that transfer is prohibited except in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. BERT Logic Inc. will refuse to register any transfer of the Stock not made in accordance with the provisions of Regulation S, pursuant to registration, or pursuant to an available exemption from registration. The issuance of the shares was also exempt from registration under Rule 506 of Regulation D, and sections 3(b) and 4(2) of the Securities Act of 1933, as amended, due to Mr. Rudelsheim's status as the founder and initial management of BERT Logic Inc. and his status as an accredited investor, and the limited number of investors (one).

     ii. On May 10, 2001 BERT Logic Inc. issued a total of 1,000,000 shares of common stock pursuant to its SB-2 registration statement in exchange for $40,000 in cash. The effective date of BERT Logic Inc.'s SB-2 registration statement was May 10, 2001 and the Commission file number assigned to the registrations statement is 333-46526.

     1) The offering commenced on May 10, 2002 and was terminated after the sale of all securities registered,

     2) There  were  no  underwriters  involved  in  the  offering,

     3) The securities registered we common stock with par value of $.0001, 1,000,000 shares of treasury stock was registered with an aggregate offering price of $40,000. All 1,000,000 shares were sold for net proceeds to BERT Logic Inc. of $40,000, and

     4) No expenses were or will be incurred by BERT Logic Inc. in connection with the securities registered on it's form SB-2 registration statement for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, and other expenses.


     From the effective date of the SB-2 registration statement to the end of this period, BERT Logic Inc. used the net offering proceeds as follows:- .



   New territory license purchase. . . . . . . . . . . . . . . .  $ 5,000
   Note repayment with respect to New territory license purchase  $ 5,000
----------------------------------------------------------------  -------
   Note repayment with respect to World wide license purchase. .  $ 6,101
----------------------------------------------------------------  -------
   Marketing expenses. . . . . . . . . . . . . . . . . . . . . .  $13,000
----------------------------------------------------------------  -------
   Market and tradeshow consulting . . . . . . . . . . . . . . .  $10,899
----------------------------------------------------------------  -------
   Total use of net offering proceeds. . . . . . . . . . . . . .  $40,000
----------------------------------------------------------------  -------

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

NONE

(B)  REPORTS  ON  FORM  8-K.

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BERT  Logic  Inc.

     Date:  12/11/02

/s/  Lance  Rudelsheim
----------------------

Lance  Rudelsheim
Chief  Executive  Officer  and  Chief  Financial  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
---------                   -----                             ----

/s/  Lance  Rudelsheim     President  and  Sole  Director     December 11, 2002.

                                  CERTIFICATION

In connection with the accompanying form 10-QSB of BERT Logic Inc. for the three months ended October 31, 2002, the following officers of BERT Logic
Inc.,  hereby  certify:

     1.   I  have  reviewed  this  annual  report  on  Form  10-QSB;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all
          material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

By:       /s/  Lance  Rudelsheim

Lance  Rudelsheim
President,  Chief  Executive  Officer  and  Chief  Financial  Officer

Date:          December  11,  2002