Form 10QSB
period 2003-01-31
BERT LOGIC INC
filed 2003-03-13
CIK 1122573

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  JANUARY  31,  2003.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  0-32801

                         DATE OF REPORT: MARCH 13, 2003
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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of January 31, 2003 was 6,000,000.



TABLE  OF  CONTENTS

PART  I



Item 1.  Financial Statements                                             .1

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        9

Item 3. Controls and Procedures                                           13

PART II

Item 5. Changes in Securities and Use of Proceeds                         14

Item 6. Exhibits and Reports on Form 8-K                                  15

Signatures                                                                15

Certification                                                             16

Index to Exhibits                                                         17











                 [This Space Has Been Intentionally Left Blank]

PART  I


ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Balance Sheet At January 31, 2003 And Audited
Balance Sheet At July 31, 2002                                               1

Unaudited Interim Statement Of Operations For The Three Months
And Six Months Ended January 31, 2003 And 2001,                              2

Unaudited Interim Statement Of Cash Flows For The Six Months
Ended January 31, 2003 And 2002                                              3

Notes To Unaudited Interim Financial Statements                              4














                 [This Space Has Been Intentionally Left Blank]


BERT  Logic  Inc.
Balance  Sheets
(expressed  in  U.S.  dollars)


                                                                January 31,    July 31,
                                                                       2003       2002
                                                                          $          $
                                                                (Unaudited)   (Audited)
ASSETS
Current Assets
Cash                                                                  7,273      6,787
Accounts recievable                                                       -        750
Prepaid expenses                                                        360        285
---------------------------------------------------------------------------------------

Total Current Assets                                                  7,633      7,822
---------------------------------------------------------------------------------------

License (Note 3)
Cost                                                                 40,000     40,000
Accumulated Amortization                                            (32,792)   (21,981)
---------------------------------------------------------------------------------------
1Net                                                                   7,208     18,019
---------------------------------------------------------------------------------------

Total Assets                                                         14,841     25,841
=======================================================================================

LIABILITIES
Current Liabilities

Accounts Payable                                                        600        712
Accrued Liabilities                                                   2,379      2,768
Notes Payable (Note 4)                                               11,099     13,899
---------------------------------------------------------------------------------------

Total Current Liabilities                                            14,078     17,379
---------------------------------------------------------------------------------------

Shareholder loan (Note 5)                                             2,442      2,442
---------------------------------------------------------------------------------------

Total Liabilities                                                    16,520     19,821
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

Stockholders Equity

Common stock:100,000,000 common shares authorized with
par value $.0001; 6,000,000 issued and outstanding                      600        600

Additional paid in capital                                           49,400     49,400
Donated capital (Note 6)                                             37,500     30,000
---------------------------------------------------------------------------------------
                                                                     87,500     80,000

Preferred stock: 20,000,000 preferred shares authorized with
par value $.0001; none issued                                             -          -

Deficit                                                             (89,179)   (73,980)
---------------------------------------------------------------------------------------

Total Stockholders' Equity                                           (1,679)     6,020
---------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                           14,841     25,841
=======================================================================================



Contingent  Liability  (Note  1)


   The accompanying notes are an integral part of these financial statements
                                       1


BERT  Logic  Inc.
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)



                                             Three Months           Six Months
                                                 Ended                 Ended
                                               January 31,           January 31,
                                         2003           2002       2003      2002
                                            $              $          $         $
----------------------------------------------------------------------------------

Sales                                       -         54,932     14,000    70,791

Cost of goods sold                          -         26,400      6,600    35,250
----------------------------------------------------------------------------------

Gross Margin                                -         28,532      7,400    35,541
----------------------------------------------------------------------------------

Expenses

Amortization                            5,406          3,304     10,811     6,608
Communication                             720            376      1,078     1,109
Consulting (Note 6)                     3,000         18,000      6,000    21,000
Interest and bank charges                 543             81        935       124
Marketing                                   -            350          -     9,277
Professional Fees                       1,624         10,000      2,274    13,000
Rent (Note 6)                             750            750      1,500     1,500
----------------------------------------------------------------------------------

Total Expenses                         12,043         32,861     22,599    52,618
----------------------------------------------------------------------------------

Net Loss for the Period               (12,043)        (4,329)   (15,199)  (17,077)
Deficit - Beginning of Period         (77,136)       (47,947)   (73,980)  (35,199)
----------------------------------------------------------------------------------

Deficit - End of Period               (89,179)       (52,276)   (89,179)  (52,276)
==================================================================================




(Diluted  loss per share has not been presented as the result is anti-dilutive)

   The accompanying notes are an integral part of these financial statements
                                       2


BERT  Logic  Inc.
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)



                                                                        Six Months
                                                                           Ended
                                                                        January 31,
                                                                      2003      2002
                                                                         $        $
-------------------------------------------------------------------------------------

Cash Flows From Operating Activities
Net loss                                                           (15,199)  (17,077)

Adjustments to reconcile net earnings loss to net cash used by operating activities:

Amortization                                                        10,811     6,608
Donated consulting services                                          6,000     6,000
Donated rent                                                         1,500     1,500

Adjustments to reconcile net loss to cash
Accounts receivable                                                    750     1,850
Prepaid expenses                                                       (75)     (285)
Accounts payable                                                      (112)   (2,988)
Accrued liabilities                                                   (390)   (1,150)
Repayment of notes payable                                          (2,800)   (6,526)
-------------------------------------------------------------------------------------

Net Cash Provided In Operating Activities                              486   (12,068)
-------------------------------------------------------------------------------------

Cash Flows From Financing Activities:

Due to shareholder                                                       -   (12,558)
-------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities:                         -   (12,558)
-------------------------------------------------------------------------------------


NET INCREASE IN CASH                                                   486   (24,626)

CASH, beginning of period                                            6,787    37,262
-------------------------------------------------------------------------------------

CASH, end of period                                                  7,273    12,636
-------------------------------------------------------------------------------------

Non-Cash Financing Activities

Licenses were purchased pursuant to
notes payable (Notes 3 and 4)                                                 25,000
-------------------------------------------------------------------------------------

Supplemental Disclosures
-------------------------------------------------------------------------------------
Interest paid                                                          935       124
Income taxes paid                                                        -         -
-------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements
                                       3

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Six  Months  Ended  January 31, 2003
(unaudited)

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

     The Company emerged from being a development stage company during its fiscal year ended July 31, 2002. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have started producing significant revenue; however, the Company has experienced start-up losses to January 31, 2003 totalling $88,879 and has a working capital deficiency as at January 31, 2003 of $6,145.

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

2.     Summary  of  Significant  Accounting  Principles

a)     Year  End

     The  Company's  fiscal  year-end  is  July  31.

b)     Cash  and  Cash  Equivalents

     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equiv alents.

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

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Six  Months  Ended  January 31, 2003
(unaudited)

2.     Summary  of  Significant  Accounting  Principles  (continued)

d)     Revenue

     Revenue from sales of the Bit Error Rate Testers will be recognized when goods have been shipped and collectibility is reasonably certain.

e)     Comprehensive  Income

     SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at January 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

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

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Six  Months  Ended  January 31, 2003
(unaudited)

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

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Six  Months  Ended  January 31, 2003
(unaudited)


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

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material as the Company does not have a stock option plan in place or planned in the future.

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

BERT  Logic  Inc.
(A  Development  Stage  Company)
Notes  to  the  Interim  Financial  Statements
For  the  Six  Months  Ended  January 31, 2003
(unaudited)


4.     Notes  Payable

     This remaining note payable was given as consideration to amend the license to obtain a worldwide exclusive right referred to in Note 3. The principal and interest, at 7% per annum, on the note payable is due on April 30, 2003 or earlier on demand in the event of termination for cause, which includes breach of the agreement; the bankruptcy or insolvency of the Company; or the conviction of the Company, its officers or directors, of any crime involving moral turpitude. If repayment is defaulted on, Reach Technologies Inc., the vendor, shall have the right to terminate the licensing agreement. As at January 31, 2003, included in accrued liabilities is an interest accrual of $2,079.

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

At January 31, 2003, BERT Logic Inc. had $7,633 in current assets and $14,078 in current liabilities. BERT Logic Inc. intends to pay the current liabilities out of cash on hand and net cash flow from sales. Cash increased by $486 during the period for a balance of $7,273 at quarter-end. Accounts receivable has decreased $750 to $Nil during the period. BERT Logic Inc. received and repaid a demand loan in the amount of $20,200 during the period. The demand arose in anticipation of a technology acquisition that did not occur. After recording amortization of $10,811, net license value is $7,208.

Revenues were $14,000 for the period compared with $70,791 for the same period last year. Gross margin was 52.9% compared with 50.0% for the same period last year. Gross margins remain consistent with the prior period. During the period, BERT Logic Inc. generated revenues of $14,000 from the sale product to a single customer, namely, the US Navy. The customer represented 100% of the cost of goods sold for the period, which totaled $6,600 as compared with $35,250 during the previous period. BERT Logic Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. BERT Logic Inc. will begin marketing the product to new target companies as they are identified.

Total expenses decreased $30,019, over the comparable period in the previous year, to $22,599. This net decrease was due mostly to:

1. an increase in amortization expense of $4,203, resulting from the increased license cost over the same period last year,
2. a decrease in consulting fees of $15,000 to $6,000 These expenses have decreased since the BERT Logic Inc. has completed its marketing study and its form 211 filing with the National Association of Stock Dealers .
3. an increase in bank charges and interest of $811 to $935, due to the increase in notes payable,
4. a decrease in marketing expenses of $9,277 to $Nil, since BERT Logic Inc. was able to have its product displayed and promoted on its behalf at the International Telemetry conference by Reach Technologies Inc. and
5. a decrease in professional fees of $10,726 to $2,274, associated with the a decrease in legal fees associated with the BERT Logic Inc.'s form 211 filing with the National Association of Stock Dealers .

Included in total expenses is $6,000 in consulting fees and $1,500 in rent that was donated by the President of BERT Logic Inc. and therefore did not require cash. In this period the $6,000 in consulting fees and $1,500 in rent have been recorded as an increase in donated capital during the period.

Net loss for the period was $15,199 as compared with $17,077 during the same period in the previous fiscal year. Although BERT Logic Inc. expects sales to increase, BERT Logic Inc. also expects to incur net losses over the next two to three years. Net losses are likely to continue over the next two to three years due to increased expenses, primarily in the areas of marketing, business travel and compensation expenses, in connection with a focus on increasing sales. In the long term, BERT Logic Inc. expects that increases in sales will outpace increases in expenses. BERT Logic Inc. believes that the factors that will make profitability possible are:

1. A concerted sales effort including, creating awareness at trade shows and ensuring new customer satisfaction through after sales follow up,
2.   Responding quickly and professionally to potential customer enquiries, and
3. Minimizing expenses by maintaining minimal overhead and strong control over expenses.


BERT Logic Inc. does not expect the $7,273 in cash on hand to satisfy its cash requirements over the next 12 months. BERT Logic Inc. hopes generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then BERT Logic Inc. may need additional capital to carry out its business plan. In the event that BERT Logic Inc. requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to BERT Logic Inc. or at all.

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

Other than the following, BERT Logic Inc. knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on its short and long term liquidity:

BERT Logic Inc.'s license with Reach Technologies Inc. expires on May 31, 2003. The license is renewable by mutual agreement between BERT Logic Inc. and Reach Technologies Inc. for an additional three-year period. BERT Logic Inc. has begun discussions with Reach Technologies Inc. with respect to the license renewal.

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. It provides a single accounting model for long-lived assets to be disposed of and replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." BERT Logic Inc. adopted SFAS No. 144 on April 1, 2002. The effect of adoption of this standard on BERT Logic Inc.'s results of operations and financial position is not expected to be material on its financial position or results of operations.
                                       12

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company will adopt SFAS No. 148 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material as the Company does not have a stock option plan in place or planned in the future.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  EVALUATION  OF  CONTROLS  AND  PROCEDURES

The Company's principal executive officer and principal financial officer, Lance Rudelsheim, has concluded, based on his evaluation as of a date within 90 days prior to the filing date of this report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  CHANGES  IN  INTERNAL  CONTROLS

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

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

     ii. On May 10, 2001 BERT Logic Inc. issued a total of 1,000,000 shares of common stock pursuant to its SB-2 registration statement in exchange for $40,000 in cash. The effective date of BERT Logic Inc.'s SB-2 registration statement was May 10, 2001 and the Commission file number assigned to the registrations statement is 333-46526.
     The offering commenced on May 10, 2002 and was terminated after the sale of all securities registered,
     There were no underwriters involved in the offering, The securities registered we common stock with par value of $.0001, 1,000,000 shares of treasury stock was registered with an aggregate offering price of $40,000. All 1,000,000 shares were sold for net proceeds to BERT Logic Inc. of $40,000,
     No expenses were or will be incurred by BERT Logic Inc. in connection with the securities registered on it's form SB-2 registration statement for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, and other expenses.
      From the effective date of the SB-2 registration statement to the end of this period, BERT Logic Inc. used the net offering proceeds as follows:- .



   New territory license purchase. . . . . . . . . . . . . . . .  $ 5,000
----------------------------------------------------------------  -------
   Note repayment with respect to New territory license purchase  $ 5,000
----------------------------------------------------------------  -------
   Note repayment with respect to World wide license purchase. .  $ 6,101
----------------------------------------------------------------  -------
   Marketing expenses. . . . . . . . . . . . . . . . . . . . . .  $13,000
----------------------------------------------------------------  -------
   Market and tradeshow consulting . . . . . . . . . . . . . . .  $10,899
----------------------------------------------------------------  -------
   Total use of net offering proceeds. . . . . . . . . . . . . .  $40,000
----------------------------------------------------------------  -------

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

Exhibit No                           Description
------------------------------------------------------------------------------
     99.1 Certification Of Chief Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
          Section 906 Of The Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------


(B)  REPORTS  ON  FORM  8-K.

NONE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BERT  Logic  Inc.

     Date:  March  13,  2003

     /s/  Lance  Rudelsheim
     ----------------------

Lance  Rudelsheim
President,  Chief  Executive  Officer,  and  Chief  Financial  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date
---------                  ----------------------------------     --------------
/s/  Lance  Rudelsheim     President, Chief Executive Officer     March 13, 2003
                           Chief Financial Officer an  Director

/s/  Lance  Rudelsheim     Controller  and                        March 13, 2003
                           Principal  Accounting  Officer

CERTIFICATIONS


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         AND PRINCIPAL FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I,  Lance  Rudelsheim,  certify  that:

1.     I  have reviewed this quarterly report on Form 10-QSB of BERT Logic Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I as sole certifying officer am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within this entity, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I as sole certifying officer have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I as sole certifying officer have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  13,  2003

/s/  Lance  Rudelsheim

Lance  Rudelsheim
Chief  Executive  Officer  and  Chief  Financial  Officer

                                INDEX TO EXHIBITS


Exhibit No                           Description
------------------------------------------------------------------------------
     99.1 Certification Of Chief Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
          Section 906 Of The Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------