Form 10QSB
period 2003-04-30
BERT LOGIC INC
filed 2003-06-16
CIK 1122573

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X]     QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT
OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  APRIL 30,  2003.

[  ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     FOR  THE  TRANSITION  PERIOD  FROM  ________  TO  ________.

COMMISSION  FILE  NUMBER  0-32801

                         DATE OF REPORT: JUNE 12, 2003
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

                                  Yes X      No

The number of outstanding shares of the issuer's common stock, $0.0001 par value, as of June 12, 2003 was 6,000,000.



TABLE  OF  CONTENTS

PART  I



Item 1.  Financial Statements                                              1

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        9

Item 3. Controls and Procedures                                           13

PART II

Item 5. Changes in Securities and Use of Proceeds                         14

Item 6. Exhibits and Reports on Form 8-K                                  15

Signatures                                                                15

Certification                                                             16

Index to Exhibits                                                         17











                 [This Space Has Been Intentionally Left Blank]

PART  I


ITEM 1.  FINANCIAL STATEMENTS

Unaudited Interim Balance Sheet At April 30, 2003 And Audited
Balance Sheet At July 31, 2002                                               1

Unaudited Interim Statement Of Operations For The Three Months
And Nine Months Ended April 30, 2003 And 2002                                2

Unaudited Interim Statement Of Cash Flows For The Nine months
Ended April 30, 2003 And 2002                                                3

Notes To Unaudited Interim Financial Statements                              4














                 [This Space Has Been Intentionally Left Blank]


BERT  Logic  Inc.
Balance  Sheets


                                                                April 30,   July 31,
                                                                     2003       2002
                                                                        $          $
                                                              (Unaudited)  (Audited)
ASSETS
Current Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,252      6,787
Accounts recievable . . . . . . . . . . . . . . . . . . . . .           -        750
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . .         210        285
-------------------------------------------------------------------------------------

Total Current Assets. . . . . . . . . . . . . . . . . . . . .       7,462      7,822
-------------------------------------------------------------------------------------

License (Notes 3 and 7)
Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      40,000     40,000
Accumulated Amortization. . . . . . . . . . . . . . . . . . .     (38,198)   (21,981)
-------------------------------------------------------------------------------------
Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,802     18,019
-------------------------------------------------------------------------------------

Total Assets. . . . . . . . . . . . . . . . . . . . . . . . .       9,264     25,841
=====================================================================================

LIABILITIES
Current Liabilities

Accounts Payable. . . . . . . . . . . . . . . . . . . . . . .         750        712
Accrued Liabilities . . . . . . . . . . . . . . . . . . . . .       2,873      2,768
Notes Payable (Notes 4 and 7) . . . . . . . . . . . . . . . .       7,299     13,899
-------------------------------------------------------------------------------------

Total Current Liabilities . . . . . . . . . . . . . . . . . .      10,922     17,379
-------------------------------------------------------------------------------------

Shareholder loan (Note 5) . . . . . . . . . . . . . . . . . .       2,442      2,442
-------------------------------------------------------------------------------------

Total Liabilities . . . . . . . . . . . . . . . . . . . . . .      13,364     19,821
-------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock:100,000,000 common shares authorized with
par value $.0001; 6,000,000 issued and outstanding. . . . . .         600        600

Additional paid in capital. . . . . . . . . . . . . . . . . .      49,400     49,400
Donated capital (Note 6). . . . . . . . . . . . . . . . . . .      41,250     30,000
-------------------------------------------------------------------------------------
                                                                   91,250     80,000

Preferred stock: 20,000,000 preferred shares authorized with
par value $.0001; none issued . . . . . . . . . . . . . . . .           -          -

Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .     (95,350)   (73,980)
-------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit). . . . . . . . . . . . .      (4,100)     6,020
-------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity Deficit. . . . . .       9,264     25,841
=====================================================================================

Contingent Liability (Note 1)
Subsequent Event (Note 7)



   The accompanying notes are an integral part of these financial statements
                                       1


BERT  Logic  Inc.
Statements  of  Operations
(expressed  in  U.S.  dollars)
(unaudited)



                                                  Three Months               Nine Months
                                                     Ended                      Ended
                                                    April 30,                 April 30,
                                               2003           2002         2003        2002
  $. . . . . . . . . . . . . . . . .  $               $              $

Sales. . . . . . . . . . . . . . . .          7,250          4,250       21,250      75,041

Cost of goods sold . . . . . . . . .          3,450          2,025       10,050      37,275
--------------------------------------------------------------------------------------------

Gross Margin . . . . . . . . . . . .          3,800          2,225       11,200      37,766
--------------------------------------------------------------------------------------------

Expenses

Amortization . . . . . . . . . . . .          5,406          5,683       16,217      12,291
Communication. . . . . . . . . . . .            150             53        1,228       1,162
Consulting (Note 6). . . . . . . . .          3,000          3,000        9,000      24,000
Interest and bank charges. . . . . .            216             17        1,151         141
Marketing. . . . . . . . . . . . . .              -              -            -      13,000
Professional Fees. . . . . . . . . .            600          3,961        2,724      13,238
Rent (Note 6). . . . . . . . . . . .            750            750        2,250       2,250
--------------------------------------------------------------------------------------------

Total Expenses . . . . . . . . . . .         10,121         13,464       32,570      66,082
--------------------------------------------------------------------------------------------

Net Loss for the Period. . . . . . .         (6,321)       (11,239)     (21,370)    (28,316)
--------------------------------------------------------------------------------------------
Deficit - Beginning of Period. . . .        (89,029)       (52,276)     (73,980)    (35,199)

Deficit - End of Period. . . . . . .        (95,350)       (63,515)     (95,350)    (63,515)
============================================================================================


Net Loss Per Share - Basic . . . . .              -              -            -           -
============================================================================================

Weighted Average Shares Outstanding.      6,000,000      6,000,000    6,000,000   6,000,000
============================================================================================



(Diluted  loss  per share has not been presented as the result is anti-dilutive)

   The accompanying notes are an integral part of these financial statements
                                       2


BERT  Logic  Inc.
Statements  of  Cash  Flows
(expressed  in  U.S.  dollars)
(unaudited)



                                                                           Nine Months
                                                                              Ended
                                                                             April 30,
                                                                           2003      2002
                                                                              $         $

Cash Flows From Operating Activities
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (21,370)  (28,316)

Adjustments to reconcile net earnings loss to net cash used by operating activities:

Amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .        16,217    12,291
Donated consulting services . . . . . . . . . . . . . . . . . . .         9,000     9,000
Donated rent. . . . . . . . . . . . . . . . . . . . . . . . . . .         2,250     2,250

Adjustments to reconcile net loss to cash
Accounts receivable . . . . . . . . . . . . . . . . . . . . . . .           750      (375)
Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . .            75      (285)
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .            38    (3,484)
Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .           105         -
------------------------------------------------------------------------------------------

Net Cash Provided by (Used In) Operating Activities . . . . . . .         7,065    (8,919)
------------------------------------------------------------------------------------------

Cash Flows From Financing Activities:

Repayment of notes payable. . . . . . . . . . . . . . . . . . . .        (6,600)   (6,526)
Due to shareholder. . . . . . . . . . . . . . . . . . . . . . . .             -   (12,558)
------------------------------------------------------------------------------------------

Net Cash Flows Provided By Financing Activities:. . . . . . . . .        (6,600)  (19,084)
------------------------------------------------------------------------------------------


NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . .           465   (28,003)

CASH, beginning of period . . . . . . . . . . . . . . . . . . . .         6,787    37,262
------------------------------------------------------------------------------------------

CASH, end of period . . . . . . . . . . . . . . . . . . . . . . .         7,252     9,259
==========================================================================================

Non-Cash Financing Activities

Licenses were purchased pursuant to notes payable (Notes 3 and 4)             -    25,000
==========================================================================================

Supplemental Disclosures
------------------------------------------------------------------------------------------
Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . .           935       124
Income taxes paid . . . . . . . . . . . . . . . . . . . . . . . .             -         -
==========================================================================================




   The accompanying notes are an integral part of these financial statements
                                       3

BERT  Logic  Inc.
Notes  to  the  Interim  Financial  Statements
For  the  Nine  Months  Ended  April 30, 2003
(unaudited)

1.     Nature  of  Operations  and  Continuance  of  Business

The Company was incorporated under the laws of the state of Washington on May 31, 2000. On May 31, 2000 the Company entered into a licensing agreement with Reach Technologies, Inc. a Canadian Corporation. The agreement allows the Company to sell a Bit Error Rate Tester product line world wide.

The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc.

The Company emerged from being a development stage company during its fiscal year ended July 31, 2002. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have started producing significant revenue; however, the Company has experienced start-up losses to April 30, 2003 totalling $95,350 and has a working capital deficiency as at April 30, 2003 of $3,460.

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

BERT  Logic  Inc.
Notes  to  the  Interim  Financial  Statements
For  the  Nine  Months  Ended  April 30, 2003
(unaudited)

2.     Summary  of  Significant  Accounting  Principles  (continued)

a)     Revenue

Revenue from sales of the Bit Error Rate Testers will be recognized when goods have been shipped and collectibility is reasonably certain.

b)     Comprehensive  Income

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

d)     Use  of  Estimates

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

e)     Recent  Accounting  Pronouncements

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

BERT  Logic  Inc.
Notes  to  the  Interim  Financial  Statements
For  the  Nine  Months  Ended  April 30, 2003
(unaudited)

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

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on
January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not material as the Company does not have a stock option plan in place or planned in the future.

BERT  Logic  Inc.
Notes  to  the  Interim  Financial  Statements
For  the  Nine  Months  Ended  April 30, 2003
(unaudited)


2.     Summary  of  Significant  Accounting  Principles  (continued)

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

3.     License

The Company acquired the worldwide exclusive right to market and sell a Bit Error Rate Tester product line (the "License"). The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the pricing of the licensed products. An initial licensing agreement was acquired on May 31, 2000 with a three year term and amendments have been made to expand the territory of the license. All other terms of the License remain the same. The license was purchased by the Company for $10,000 cash from Reach Technologies, Inc. On May 11, 2001 the Company paid $5,000 cash to amend the License to include the state of Arizona. On October 15, 2001 the Company paid $5,000, by way of note payable, to amend the License to include the State of Florida. On October 31, 2001 the Company paid $20,000, by way of note payable, to amend the license to obtain a worldwide exclusive right. The purchase price of the licenses were negotiated at arms-length. The license net carrying value of $1,802 will be fully amortized by May 31, 2003 in the current fiscal year.

4.     Note  Payable

This remaining note payable was given as consideration to amend the license to obtain a worldwide exclusive right referred to in Note 3. The principal and interest, at 7% per annum, on the note payable was due on April 30, 2003. The Company successfully renegotiated the repayment date and extended the license agreement to May 31, 2004. As at April 30, 2003, included in accrued liabilities is an interest accrual of $2,023.

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

BERT  Logic  Inc.
Notes  to  the  Interim  Financial  Statements
For  the  Nine  Months  Ended  April 30, 2003
(unaudited)



7.     Subsequent  Event

Subsequent to the end of the quarter the Company negotiated an extension of the license agreement with Reach Technologies Inc. for an additional one-year period. The Company agreed to pay $3,000 in the form of a note payable to Reach Technologies Inc. due May 31, 2004. The new license agreement will expire on May 31, 2004 and may be renewed by mutual agreement at that time. Concurrent with the license extension, the Company successfully renegotiated the repayment date of its remaining note payable with Reach Technologies Inc. of $7,299 to May 31, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BERT Logic Inc. principal business, at present, is the marketing of its licensed product line consisting of high-tech instruments that are used to test the integrity and reliability of the communications channel used to transfer data from one source to another. Specifically, the instruments test the bit error rate in a stream of data between two points. This helps companies' better monitor the performance of their digital communications equipment. BERT Logic Inc.'s products can allow companies keep their production lines running and maintain the quality of their products, which may be adversely affected by improperly functioning production equipment. BERT Logic Inc.'s products can also help companies in the development if high-tech equipment used in communications systems.

The bit error rate tester software resides on a single printed circuit board that can be easily installed any personal computer. The licensed product line consists of bit error rate testers capable of testing at speeds up to 40
Megabits per second. Models can be configured as laboratory, rack mount and portable versions.

At April 30, 2003, BERT Logic Inc. had $7,462 in current assets and $10,922 in current liabilities. BERT Logic Inc. intends to pay the current liabilities out of cash on hand and net cash flow from sales. Cash increased by $465 during the period for a balance of $7,252 at quarter-end. Accounts receivable has decreased $750 to $Nil during the period. BERT Logic Inc. received and repaid a demand loan in the amount of $20,200 during the period. The demand loan arose in anticipation of a technology acquisition that did not occur. After recording amortization of $16,217, net license value is $1,802.

Revenues represent sales to three different customers. The three customers accounted for all sales revenue and each represented more than 10% of revenue. Those customers were the US Navy, Sypris Data Systems and Nova Engineering. These three customers represented approximately 66%, 16% and 18% of sales respectively and 66%, 16% and 18% of cost of goods sold respectively. Total cost of goods sold was $10,050 for the period compared with $37,275 for the same period last year. Gross margin was 52.7% compared with 50.3% for the same period last year. Gross margins remain consistent with the prior period. BERT Logic Inc.'s future plans include continuing to market the licensed product line. The market for the product includes aircraft and spacecraft manufacturers, both private and government, involved in both military and nonmilitary applications and it is anticipated that these will be the focus of selling efforts. BERT Logic Inc. will begin marketing the product to new target companies as they are identified.

Total expenses decreased $33,512, over the comparable period in the previous year, to $32,570. This net decrease was due mostly to:

1. an increase in amortization expense of $3,926, resulting from the increased license cost over the same period last year,
2. a decrease in consulting fees of $15,000 to $9,000 These expenses have decreased since the BERT Logic Inc. has completed its marketing study and its form 211 filing with the National Association of Stock Dealers .
3. an increase in bank charges and interest of $1,010 to $1,151, due to the increase in notes payable,
4. a decrease in marketing expenses of $13,000 to $Nil, since BERT Logic Inc. was able to have its product displayed and promoted on its behalf at the International Telemetry conference by Reach Technologies Inc. and
5. a decrease in professional fees of $10,514 to $2,274, associated with the a decrease in legal fees associated with the BERT Logic Inc.'s form 211 filing with the National Association of Stock Dealers.


Included in total expenses is $9,000 in consulting fees and $2,250 in rent that was donated by the President of BERT Logic Inc. and therefore did not require cash. In this period the $9,000 in consulting fees and $2,250 in rent have been recorded as an increase in donated capital during the period.
                                       10

Net loss for the period was $21,370 as compared with $28,316 during the same period in the previous fiscal year. Although BERT Logic Inc. expects sales to increase, BERT Logic Inc. also expects to incur net losses over the next two to three years. Net losses are likely to continue over the next two to three years due to increased expenses, primarily in the areas of marketing, business travel and compensation expenses, in connection with a focus on increasing sales. In the long term, BERT Logic Inc. expects that increases in sales will outpace increases in expenses. BERT Logic Inc. believes that the factors that will make profitability possible are:

1. A concerted sales effort including, creating awareness at trade shows and ensuring new customer satisfaction through after sales follow up,
2.   Responding quickly and professionally to potential customer enquiries, and
3. Minimizing expenses by maintaining minimal overhead and strong control over expenses.

BERT Logic Inc. does not expect the $7,273 in cash on hand to satisfy its cash requirements over the next 12 months. BERT Logic Inc. hopes to generate sufficient cash flow from sales to support long term continued operations. If sales are insufficient in the long term, then BERT Logic Inc. may need additional capital to carry out its business plan. In the event that BERT Logic Inc. requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to BERT Logic Inc. or at all.

BERT Logic Inc.'s auditors have expressed that there is substantial doubt regarding BERT Logic Inc.'s ability to continue as a going concern. BERT Logic Inc. has not generated significant revenues since inception and has only just begun conducting its principal business operations. The ability of BERT Logic Inc. to achieve success with respect to its planned principal business activity is dependent upon its successful efforts to attain profitable operations. BERT Logic Inc. may not be able to sell any of its products at a profit. There is therefore substantial doubt regarding BERT Logic Inc.'s ability to continue as a going concern.

Other than the following, BERT Logic Inc. knows of no trends, events, or uncertainties that have or are reasonably likely to have a material impact on its short and long term liquidity:

BERT Logic Inc.'s original license with Reach Technologies Inc. expired on May 31, 2003. Discussions with Reach Technologies have resulted in an extension of the license for an additional one-year period. BERT Logic Inc. has agreed to pay $3,000 in the form of a note payable to Reach Technologies Inc. due May 31, 2004. The new license agreement will expire on May 31, 2004 and may be renewed by mutual agreement at that time. Concurrent with the license extension BERT Logic Inc. successfully renegotiated the repayment date of its remaining note payable with Reach Technologies Inc. of $7,299 to May 31, 2004

Other than the license renewal discussed above BERT Logic Inc. does not have material commitments for capital expenditures. BERT Logic Inc. intends to fund the $3,000 required capital expenditure for the license though future sales revenues and/or debt or equity financing.

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

In June, 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

FASB has also issued SFAS No. 145, 147 and 149 but they will not have any relationship to the operations of the Company therefore a description of each and their respective impact on the Company's operations have not been disclosed.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on
January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material as the Company does not have a stock option plan in place or planned in the future.

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

     ii. On May 10, 2001 BERT Logic Inc. issued a total of 1,000,000 shares of common stock pursuant to its SB-2 registration statement in exchange for $40,000 in cash. The effective date of BERT Logic Inc.'s SB-2 registration statement was May 10, 2001 and the Commission file number assigned to the registrations statement is 333-46526.
     The offering commenced on May 10, 2002 and was terminated after the sale of all securities registered,
     There were no underwriters involved in the offering, The securities registered we common stock with par value of $.0001, 1,000,000 shares of treasury stock was registered with an aggregate offering price of $40,000. All 1,000,000 shares were sold for net proceeds to BERT Logic Inc. of $40,000,
     No expenses were or will be incurred by BERT Logic Inc. in connection with the securities registered on it's form SB-2 registration statement for underwriting discounts and commissions, finders' fees, expenses paid to or for underwriters, and other expenses.
 From the effective date of the SB-2 registration statement to the end of this period, BERT Logic Inc. used the net offering proceeds as follows: .



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

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS

Exhibit No                           Description
------------------------------------------------------------------------------
     99.1 Certification Of Chief Executive Officer And Principal Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To
          Section 906 Of The Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------


(B)  REPORTS  ON  FORM  8-K.


On June 12, 2003, BERT Logic Inc filed a Form 8-K with respect to "Acquisition or Disposition of Assets" as discussed in Item 2 of this form 10-QSB and in note 7 of the financial statements, BERT Logic Inc. extended its license agreement for a one year period.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BERT  Logic  Inc.

     Date:  June 12,  2003

     /s/  Lance  Rudelsheim
     ----------------------

Lance  Rudelsheim
President,  Chief  Executive  Officer,  and  Chief  Financial  Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                                  Date
---------                  ----------------------------------     --------------
/s/  Lance  Rudelsheim     President, Chief Executive Officer     June 12, 2003
                           Chief Financial Officer an  Director

/s/  Lance  Rudelsheim     Controller  and                        June 12, 2003
                           Principal  Accounting  Officer

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

Date:  June 12,  2003

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