Form 10KSB
period 2003-07-31
BERT LOGIC INC
filed 2003-11-03
CIK 1122573

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                            For the fiscal year ended
                                 July 31, 2003.

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

                          c/o Abramovich, Yosef, Hakim
                                  Toyota Towers
                                65 Yigal alon St.
                                 Tel Aviv 67443
                                     Israel
                                 +972-3-5628288
   (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

         Securities registered under Section 12(b) of the Exchange Act:



  Title of Each Class                  Name of each Exchange on Which Registered
Common Stock ($0.0001 Par Value)                         None
Preferred Stock ($0.0001 Par Value)                      None


       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.
Yes X No __
   --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total revenues for the year ended July 31, 2003, were $21,250.

At October 28, 2003, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 6,012,000.

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

Item 8A. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . 10

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

Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . 13


                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

BERT Logic Inc. (the "Company") was incorporated under the laws of the State of Washington on May 31, 2000. The Company sells a bit error rate tester, which is used to test the integrity and reliability of communications channels used to transfer data from one source to another. The Company has sold the bit error rate testers in the United States, China, England, Singapore, Sweden, and Taiwan. In addition, the Company has also recently entered into a research and development agreement with a research facility that is developing transplantation organ technology. The Research and License Agreement (the "Research Agreement") with Yeda Research and Development Company Limited ("Yeda"), which is located in Rehovot, Israel, provides the Company with a worldwide, exclusive license from Yeda to market and sell Yeda's tissue transplant technologies.

Organ Transplantation

General
-------

The Research Agreement entered with Yeda provides the Company with the right to market and sell tissue transplant technologies developed in the laboratory of Prof. Yair Reisner at the Weizmann Institute of Science. Prior to entering into the Research Agreement, Yeda entered into an agreement with Prof. Yair Reisner at the Weizmann Institute of Science, which provided Yeda with ownership of the tissue transplant technology. Further, the Research Agreement provides the Company with the license to the tissue transplant technology that is being further developed at the Weizmann Institute of Science under the supervision of Prof. Yair Reisner. The Company intends to market and sell tissue products developed by Prof. Yair Reisner at the Weizmann Institute of Science. The Company believes this technology will provide a superior alternative to current kidney, liver and pancreas transplants and provide therapies for a number of unmet medical needs in large markets. Yeda has filed a patent application with the United States Patent and Trademark Office with respect to the tissue transplant technology.

About the Product
-----------------

Technology regarding the development of stem cells from early human embryos or adults is being researched and developed as a source of early stage cells that could be isolated, grown in culture and used to replace tissues impaired by many devastating diseases. In 1998, scientists first developed a procedure whereby they were able to isolate embryonic stem cells from early human embryos and grow them in culture. Embryonic stem cells were viewed as a new source of tissue that could be used to replace cells or tissues that are damaged or destroyed by various diseases. However, scientists have not been able to overcome the difficulties involved in replicating nature and controlling the growth and differentiation of stem cells in the laboratory.

Embryonic stem cell research was delayed due to the inability to determine which organ a cell would develop into. At a certain point in embryonic development, stem cells differentiate and commit to a particular development pathway leading to the formation of a specific organ. Unfortunately, it could not be determined which cells were going to develop into a specific organ. As a result of embryonic stem cells tendency to develop in a disorganized fashion that could not be controlled, the scientific community was not able to develop any real world uses for embryonic stem cells.

Prof. Reisner, through his research at the Weizmann Institute of Science, has learned to identify kidney, liver and pancreatic precursor tissues found in the developing embryo. Prof Reisner intends to continue to identify additional organ precursor tissues as well. In their initial experiments, Prof. Reisner's team harvested kidney precursor tissue from human and porcine embryos which was then implanted in mice. The approach developed in Prof. Reisner's lab preserves the natural state of harvested tissue. Tissue is harvested from aborted embryos and then implanted in the recipient. Tissues are tested for control purposes; however, cells are not isolated, cultured, expanded or genetically engineered. This approach takes embryonic tissue and transplants it in a recipient where it matures into appropriate functional tissue. By using committed organ-specific precursor cells, uncontrolled differentiation is avoided. By taking tissue at the earliest time after cells commit to a pathway, immune response is minimized. Further, cells are not altered through culturing and manipulation in ways that may reduce their integration in the host.

Implanting healthy embryonic tissue into humans, that will mature and produce missing proteins, is believed to be a therapy for many diseases where a specific protein is not being produced in sufficient quantities (i.e. type I diabetes, hemophilia, etc.). Ideally, human embryonic tissue would be used for treating diseased human patients. However, in some countries, most notably the United States, there are objections on ethical grounds to using tissue from aborted embryos. Furthermore, pigs may be a preferred source of tissue for certain clinical applications. Pigs can be raised in controlled environments and typically gestate five to ten embryos in each pregnancy. Embryonic porcine tissue can be made available as needed. Human tissue produces human proteins that may have a better therapeutic potential than porcine tissue that produces somewhat different proteins. In treating some diseases, these differences may be significant.

The Company, through its license agreement with Yeda, intends to market and sell tissue transplantation products developed by Yeda and Prof Reisner. The Company believes that the use of early organ-committed tissues may be appropriate for treating many serious diseases. The Company believes initial targets include hemophilia and other liver-related genetic deficiencies, diabetes, end-stage renal failure and liver cirrhosis. The Company, through its license agreement with Yeda, intends to provide a solution for patients waiting for transplant organs that will reduce the need for long term use of immunosuppressive drugs and involves minimally invasive surgical procedures that are normally associated with transplants. Further, the Company believes that these advantages will result in savings in healthcare expense as kidney patients will not require years of expensive dialysis treatment while waiting for an appropriate transplant organ, tissue matching will be unnecessary, surgery and hospital costs will be cut significantly and the long term use of expensive immunosuppressive drugs will be reduced. The Company understands there are numerous regulatory approvals that will be needed before the above can be put into place.


Plan of Operation
-----------------

The Company has licensed the organ-specific precursor tissue technology from the Weizmann Institute and entered an agreement to sponsor research in Prof. Reisner's laboratory for three years. Prof. Reisner's team is continuing the development of applications employing kidney precursor tissue and it has begun work on liver, pancreas, heart muscle and nerve precursor tissues. Prof. Reisner plans to begin experiments implanting kidney precursor tissues harvested from human and pig embryos into pigs and monkeys. This will allow scientists to monitor the growth of precursor tissues in a large animal, to develop appropriate surgical techniques, to optimize the amount of tissue transplanted and to determine the most suitable use of immunosuppressive drugs. The Company will initially seek approval through pre-clinical development in Israel and/or Europe.

The License
-----------

On October 8, 2003, the Company entered into the Research Agreement with Yeda whereby the Company received a license from Yeda to market and sell the organ transplantation technology developed by at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. The License granted to the Company shall expire at the later of the following:

         o        the expiration of the patents in the country of sale; or
         o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

The Company has agreed, within 120 days of the date of signature of the Research Agreement, to issue to Yeda:

         o a warrant, exercisable at an aggregate exercise price of US $900 to purchase up to 2.23% of the issued and outstanding shares of common stock of the Company immediately following the exercise of such warrant; and
         o a warrant, exercisable at an aggregate exercise price of US $1,100 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant.

However, the maximum number of shares of common stock that Yeda may exercise under the warrants shall be 771,713 and 923,979, respectively (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company). Each such warrant shall be exercisable for a period beginning one year after the date of signature of the Research Agreement and ending at the later of the following

         o        one year following the termination of the Research  Agreement;
                  and
         o ten years after the date of signature of the Research Agreement and to have such further terms and conditions as shall be satisfactory to Yeda and the Company.

The Company also undertakes to pay to Yeda the following:

         o with regard to the first year of the research period (commencing on April 9, 2003), the amount of US $450,000 of which a non-refundable installment of US $225,000 shall be due and payable on October 9, 2003 and a non-refundable installment of US $225,000 shall be due and payable on January 9, 2004; and
         o with regard to the second and third years of the research period, respectively, an amount which shall be not less than US $900,000 and not more than US $1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal three monthly non-refundable installments, payable in advance at the beginning of each three month period during such year.

If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period, then the research budget for such year shall be US $900,000 and Yeda shall procure the performance of research for such reduced amount.

The Company has also agreed that within one year from the date of the Research Agreement, the Company will submit a development program to Yeda for its approval. The Company further undertakes to use its best efforts to market and sell the licensed products. The Company also agreed to pay Yeda a license fee of

         o        $50,000 per year;
         o        4% of net sales of all products using the licensed technology;
         o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and o 16% of all sublicense fees for all agreements entered into after such one year period.

Industry
--------

There are numerous companies developing drugs or devices to slow down or halt the progression of kidney and liver disease, to treat diabetes and to care for genetic diseases. These companies are developing traditional chemical compounds, new biological drugs, cloned human proteins and other treatments, which are likely to impact the markets which the Company is targeting.

There are a number of companies developing cell therapies. Among them, there are those that are using genetically-engineered, non genetically-engineered cells, fetal cells, adult cells, progenitor cells, mature cells, human cells and non-human cells. The Company is aware of two companies that have been involved in fetal porcine cell transplant. Alexion Pharmaceuticals was developing fetal porcine cell treatments. Alexion's annual report states that is looking for a corporate partner and is no longer investing in their cell therapy program. Diacrin, Inc. was active in developing fetal porcine cell therapies for liver and cardiac applications. Diacrin had begun phase I studies for a number of applications. It showed positive phase I results for a Parkinson's disease therapy but failed to show convincing phase II results. In April, Diacrin announced its intention to merge with GenVec, Inc. and it is not clear which, if any, of the porcine cell therapies will be continued.

There are a number of companies using adult stem cells or adult precursor cells. These companies must first isolate the adult stem cells from surrounding tissue and then grow them in culture in order to arrive at the number of cells required for therapeutic use. Growing adult stem cells generally requires the extensive use of growth factors or genetic engineering techniques. Some of these companies have had moderate success developing cell therapies (e.g. Genzyme's Carticel for knee cartilage repair) although they have not yet been able to engineer a functional organ structure.

Dr. Marc Hammerman at the Washington University in St. Louis has been active in developing kidney disease therapies based on transplanted embryonic kidney-precursor cells. A British company, Intercytex Ltd., has licensed this technology and is sponsoring research in Dr. Hammerman's laboratory. Cytorganic's management is aware of one U.S. patent (#5,976,524 ) and two U.S. patent applications (#20020164571 and #20030086909) relating to Dr. Hammerman's research but does believe these would restrict the Company's freedom to operate.

Bit Error Rate Tester

Product Description
-------------------

The Company has a licensed product line consisting of high-tech instruments that are used to test the integrity and reliability of the communications channel used to transfer data from one source to another. Specifically, the instruments test the bit error rate in a stream of data between to points. This helps customers better monitor the performance of their digital communications equipment. The Company's products can allow customers keep their production lines running and maintain the quality of their products, which may be adversely affected by improperly functioning production equipment. The Company's products can also help customers in the development if high-tech equipment used in communications systems.

The bit error rate tester software resides on a single printed circuit board that can be easily installed any personal computer. The licensed product line consists of bit error rate testers capable of testing at speeds up to 40 Megabits per second. Models can be configured as laboratory, rack mount and portable versions.

The License
-----------

On May 31, 2000, the Company acquired from Reach Technologies Inc. ("Reach") the rights to distribute the Reach bit error rate tester product line for the purpose of selling the product in the marketplace. The Company paid $10,000 for the license. Subsequently, the Company paid $30,000 in the form of notes payable to amend its license agreement with Reach to become a world wide exclusive licensee. However, in 2003, the license agreement was again amended and the Company no longer holds the exclusive, worldwide right to selling Reach's product. The license agreement may be renewed by mutual agreement between the Company and Reach for additional three-year periods. The agreement may be terminated immediately by the Company at any time upon notice to Reach, and by Reach Technologies Inc. for any cause, which includes the bankruptcy or insolvency of the Company or the conviction of the Company or its officers or directors, of any crime involving moral turpitude.

On June 12, 2003, the Company negotiated an extension of the license agreement with Reach Technologies Inc. for an additional one-year period. The Company agreed to pay $3,000 in the form of a note payable to Reach due May 31, 2004. The amended license agreement will expire on May 31, 2004 and may be renewed by mutual agreement at that time. Concurrent with the license extension, the Company successfully renegotiated the repayment date of its remaining note payable with Reach of $7,299 to May 31, 2004.

Effective September 4, 2003, Lance Rudelsheim, the Company's former officer, director and majority shareholder, closed on a share purchase agreement with certain buyers pursuant to which the buyers, purchased 5,000,000 shares of the then outstanding 6,000,000 shares of common stock of the Company for an aggregate purchase price paid to the individual Seller of $10,000. In connection with the consummation of the transaction, Lance Rudelsheim resigned as President and sole director of the Company and appointed Mr. Robert G. Pico as the new sole director of the Company and as the Company's Chief Executive Officer. Also, in connection with the transaction, the Company's principal executive offices were moved the office of one of the Company's shareholders at: "Toyota Towers" 65 Igal Alon St. - Aviv 67443 Israel. In connection with the transaction, the Company entered into an amended license agreement with Reach wherbey the parties agreed that, in exchange for the forgiveness of the remaining promissory note of $10,299 and all accrued interest (approximately but not limited to $2,400) owed by the Company to Reach, the Company agreed to convert its license to sell bit error rate testers from an exclusive license to a worldwide, non-exclusive license.

Background to the Development of the Product
--------------------------------------------

Reach Technologies Inc. began operations in 1993 with the development of several products including its bit error rate tester product line. Reach 's head office is located in Victoria, Canada with its development and assembly facilities located in Vancouver, Canada. Reach uses personal computers as the product platform and manufactured components are contracted out. Reach's manufacturing requirements are only a small (less than 1%) percentage of its contractors' capacity and therefore its capacity to produce product is not limited by internal conditions. Reach Technologies Inc. only manufacturing role is in assembling all its final products from parts purchased from suppliers and manufactured by its subcontractors.

The bit error rate testers were researched and developed primarily by Glenn Jones and Jeff Dillabough, both are hardware and system development engineers with 16 years experience. During development the bit error rate testers were initially tested internally by Reach and then field tested by some of its customers.

The bit error rate testers are used in satellite ground station development and operations, testing the quality of products on assembly lines and communication systems testing. These products, sold by the Company, provide low cost portable bit error rate testing to the satellite and communications industries. The products do this by relying on high performance personal computers, custom hardware developments and innovative ways to provide real-time data handling capabilities to the non real-time Microsoft Windows 98 environment and in the Windows NT environment.

The technology behind the products was developed internally by Reach and has not been published or patented. The technology was developed when Reach realized that many bit error rate tester products were based largely on custom internally developed hardware and software that did not use commercially available-off-the-shelf parts. Reach manufactures a competitive line of products for lower development and production costs through the use of inexpensive computer parts. The Company feels that licensed product line has an advantage over competitors like SyntheSys Research, Inc. and Acterna Corporation that incur high development and manufacturing costs. By utilizing commercially available-off-the-shelf parts, the product line was able to gain a competitive edge against long established competitors in the industry. All the bit error rate testers share the same system (hardware and software) architecture.

About the Product
-----------------

The Company believes its competitive advantage over similar products are its relatively low price and its use of commercially available off the shelf parts that are easily replaced when worn out and covered by reputable manufactures warranties. The largest impact of the tester product is that it replaces the more common stand-alone bit error rate tester units offered by competitors in the market place with a single printed circuit board card and a software package that can be installed in a standard personal computer. This reduces the cost and increases the flexibility of the product. Other technical advantages include the ability to integrate multiple testers into a single personal computer and the ability to collect and correlate statistics between the testers.

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

Industry
--------

The Company is currently aware several products that compete directly in the bit error rate tester market. In addition to providing a stand-alone turnkey product, the Company also provides its product in the form of a printed circuit board that can be installed in any personal computer. It is possible that another company could bundle its product with a standard PC platform running Windows to implement the bit error rate tester to compete directly with the Company's product. The Company may have to compete with such companies in the future. The Company does not yet know whether the sale of the product will result in profitability.

Employees
---------

The Company currently has no employees. The Company is currently managed by Robert G. Pico its only officer and director. The Company currently uses consultants, attorneys and accountants as necessary. If the Company hires employees; a portion of any employee compensation likely would include the right to acquire stock in the Company, which would dilute the ownership interest of holders of existing shares of the Company's common stock.

ITEM 2. DESCRIPTION OF PROPERTY

The Company is headquartered at Toyota Towers, 65 Yigal alon St., Tel Aviv 67443 Israel where it occupies office space rent-free. The Company believes that this facility is generally suitable and adequate to accommodate its current operations and that such facility is adequately insured.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended 2003, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise. Directors are elected for one-year terms at the annual shareholders' meeting. Officers hold their positions at the pleasure of the board of directors. No employment agreements currently exist or are being contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer is to be selected as a director or officer.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

The Company's common stock is currently traded on the Over The Counter Bulletin Board under the symbol "BRTL". The Company's common stock began trading on August 27, 2002.

The table below sets forth the high and low sales prices for the Company's common stock for the relevant calendar quarters of 2002 and 2003. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

------------------ ----------------------------- ----------- --------------
Year               Quarter                       High        Low
------------------ ----------------------------- ----------- --------------
2002               Third                         $0.51       $0.05
------------------ ----------------------------- ----------- --------------
2002               Fourth                        $0.85       $0.15
------------------ ----------------------------- ----------- --------------
2003               First                         $1.42       $0.67
------------------ ----------------------------- ----------- --------------
2003               Second                        $1.34       $1.25
------------------ ----------------------------- ----------- --------------
2003               Third                         $1.25       $1.25
------------------ ----------------------------- ----------- --------------
2003               Fourth (through October 28,   $1.25       $0.98
                   2003)
------------------ ----------------------------- ----------- --------------

b) Holders

As of October 28, 2003, there were approximately 61 shareholders of record holding a total of 6,012,000 shares of common stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

c) Dividends

There have been no dividends declared since the inception of the Company and there are no restrictions on the ability to pay dividends on common equity or that are likely to do so in the future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its Common Stock other than those generally imposed by applicable state law.

d) Recent Sales Of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-KSB contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "intends", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this annual report on Form 10-KSB and in the Company's other filings with the SEC. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements in this annual report on Form 10-KSB to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

Overview
--------

The Company was incorporated under the laws of the State of Washington on May 31, 2000. The Company sells a bit error rate tester, which is used to test the integrity and reliability of communications channels used to transfer data from one source to another. The Company has sold the bit error rate testers in the United States, China, England, Singapore, Sweden, and Taiwan. In addition, the Company has also recently entered into a research and development agreement with a research facility that is developing transplantation organ technology. The Research Agreement with Yeda is located in Rehovot, Israel, provides the Company with a worldwide, exclusive license from Yeda to market and sell Yeda's tissue transplant technologies.


Significant Transactions and Events

Extension of License Agreement
------------------------------

On June 12, 2003, the Company negotiated an extension of the license agreement with Reach Technologies Inc. for an additional one-year period. The Company agreed to pay $3,000 in the form of a note payable to Reach Technologies Inc. due May 31, 2004. The amended license agreement will expire on May 31, 2004 and may be renewed by mutual agreement at that time. Concurrent with the license extension, the Company successfully renegotiated the repayment date of its remaining note payable with Reach Technologies Inc. of $7,299 to May 31, 2004

Change in Ownership and Amendment of License Agreement
------------------------------------------------------

Effective September 4, 2003, Lance Rudelsheim, the Company's former officer, director and majority shareholder, closed on a share purchase agreement with certain buyers pursuant to which the buyers, purchased 5,000,000 shares of the then outstanding 6,000,000 shares of common stock of the Company for an aggregate purchase price paid to the individual Seller of $10,000. In connection with the consummation of the transaction, Lance Rudelsheim resigned as President and sole director of the Company and appointed Mr. Robert G. Pico as the new sole director of the Company and as the Company's Chief Executive Officer. Also, in connection with the transaction, the Company's principal executive offices were moved the office of one of the Company's shareholders at: "Toyota Towers" 65 Igal Alon St. -Aviv 67443 Israel. In connection with the transaction, the Company entered into an amended license agreement with Reach Technologies, Inc. The parties agreed that, in exchange for the forgiveness of the remaining promissory note of $10,299 and all accrued interest (approximately but not limited to $2,400) owed by the Company to Reach, the Company agreed to convert its license to sell bit error rate testers from an exclusive license to a worldwide non-exclusive license.

Research Agreement
------------------

On October 8, 2003 the Company entered into a Research and License Agreement (the "Research Agreement") with Yeda Research and Development Company Limited located in Rehovot, Israel. The agreement relates to the rights of Bert Logic, Inc. (the "Company") to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The License granted to the Company shall expire at the later of the following:

         o        the expiration of the patents in the country of sale; or
         o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

The Company has agreed, within 120 days of the date of signature of the Research Agreement, to issue to Yeda:

         o a warrant, exercisable at an aggregate exercise price of US $900 to purchase up to 2.23% of the issued and outstanding shares of common stock of the Company immediately following the exercise of such warrant; and
         o a warrant, exercisable at an aggregate exercise price of US $1,100 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant.

However, the maximum number of shares of common stock that Yeda may exercise under the warrants shall be 771,713 and 923,979, respectively (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company). The share amounts described above are prior to, and will be adjusted to reflect, the three for one forward split described below. Each such warrant shall be exercisable for a period beginning one year after the date of signature of the Research Agreement and ending at the later of the following

         o        one year following the termination of the Research Agreement;
                  and
         o ten years after the date of signature of the Research Agreement and to have such further terms and conditions as shall be satisfactory to Yeda and the Company.

The Company also undertakes to pay to Yeda the following:

         o with regard to the first year of the research period (commencing on April 9, 2003), the amount of US $450,000 of which a non-refundable installment of US $225,000 shall be due and payable on October 9, 2003 and a non-refundable installment of US $225,000 shall be due and payable on January 9, 2004; and
         o with regard to the second and third years of the research period, respectively, an amount which shall be not less than US $900,000 and not more than US $1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal three monthly non-refundable installments, payable in advance at the beginning of each three month period during such year.

If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be US $900,000 and Yeda shall procure the performance of research for such reduced amount.

The Company has also agreed that within one year from the date of the Research Agreement, the Company will submit a development program to Yeda for its approval. The Company further undertakes to use its best efforts to commercialize the licensed products. The Company also agreed to pay Yeda a license fee of

         o        $50,000 per year;
         o        4% of net sales of all products using the licensed technology;
         o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and o 16% of all sublicense fees for all agreements entered into after such one year period.

Results of Operations

Fiscal Year ended July 31, 2003 Compared to the Fiscal Year ended July 31, 2002

Revenues
--------

            Revenues were $21,250 and $90,791 for the years ended July 31, 2003 and 2002, respectively. The primary reason for the decrease in revenues comparing 2003 to 2002 is attributable to a decrease in demand for the Company's technology products (bit error rate testers).

Cost of Goods Sold
------------------

         Cost of Goods Sold were $10,050 and $45,275 for the years ended July 31, 2003 and 2002, respectively. The primary reason for the decrease in the cost of goods sold comparing 2003 to 2002 is attributable to the decrease in sales. Also, gross margin was consistent at 53% and 50%, respectively.

Operating expenses
------------------

         Operating expenses decreased from $84,297 for the year ended July 31, 2002 to $42,044 for the year ended 2003. The Company's operating expenses primarily decreased as a result of decreases in consulting fees of $20,000, marketing fees of $13,000 and professional fees of $10,387. The decrease in operating expenses was directly related to the large decrease in revenues compared to the prior year. We expect operating expenses to increase in the near future as we start to market the organ transplantation business .

Net loss from operations
------------------------

         The Company incurred a net loss of approximately $30,844 from operations for the year ended July 31, 2003, as compared to a net loss $38,781 for the period ended July 31, 2002. The decrease was due to a reduced level of operating expenses resulting from the decrease in revenues compared to the prior year.

Liquidity and capital resources

         The Company's cash and cash equivalents were $5,353 as of July 31, 2003, a decrease of $1,434 from the end of fiscal year 2002. The decrease of cash was influenced by the repayment of a note payable. The Company has a working capital deficiency of $9,882 as of July 31, 2003 compared to $9,557 as of July 31, 2002. As a result of this weak financial position, management is not certain there will be sufficient funds to meet the Company's currently projected working capital requirements and other cash requirements for the next 12 months.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to the Financial Statements of the Company, beginning with the index thereto on page F-1.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 17, 2001, the Company dismissed James Stafford Chartered Accountants, its independent auditors, who served as its independent auditor since its inception and engaged Manning Elliott Chartered Accountants. The Company made the change because James Stafford Chartered Accountants was prepared to conduct its audit of the Company's March 31, 2001 financial statements in accordance with US Generally Accepted Auditing Standards but was only prepared to render its opinion on the financial statements prepared in accordance with Canadian Generally Accepted Accounting Principles. The Company engaged Manning Elliott Chartered Accountants to conduct the audit of its July 31, 2001 financial statements. James Stafford Chartered Accountants issued an unqualified opinion on the Company's first fiscal year ended July 31, 2000 financial statements. The decision to change accountants was recommended and approved by the Company's board of directors. The Company and James Stafford Chartered Accountants have never had a disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and the required
Exhibit 16.1 Agreement of former accountant with respect to Statements made in the Form 8-K as required by Item 304 of regulation S-K of the Securities and Exchange Act was filed on October 19, 2001. The Company has not had any dispute with Manning Elliott Chartered Accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

         Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Securities Exchange Act.

Changes in internal controls
----------------------------

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's directors hold office until the annual meeting of shareholders next held after their election. The officers and directors of the Company as of October 28, 2003 are as follows:

--------------------------- ------------ -------------------------------------
                    Name         Age                      Position
--------------------------- ------------ -------------------------------------
Robert G. Pico              58           Director and Chief Executive Officer
--------------------------- ------------ -------------------------------------
Dr. Viki Gora Rabenou       43           Director of Tissera Israel Ltd.
--------------------------- ------------ -------------------------------------

Mr. Pico, since joining TranSwith Corporation in 1989, has held several top management positions at TranSwitch, a publicly traded Nasdaq corporation, including director of business operations, vice president of sales and vice president of business development. Mr. Pico is currently the vice president of business development at TranSwitch Corporation. Mr. Pico sits on the board of IC4IC , TeraOP, SOSI and is an advisor for Accordion Networks and Optix Networks. In 1966, Mr. Pico received a BSEE from the University of Hartford, in 1972 he received an MS in Physics from Trinity College and in 1981 he completed all the course work for an MBA from the University of Hartford.

Dr. Viki Gora Rabenou serves as the Director of Tissera Israel Ltd., a wholly-owned subsidiary of the Company. Since 2001, Dr. Rabenou has served as a director, President and CEO of Biomedical Incubator Rad-Ramot a biomedical company located in Israel. From 1999 to 2000, Dr. Rabenou served as the founder and CEO of SearchLINC Inc., where she developed and marketed a videoconferencing network for human resource applications. From 1994 to 1999, Dr. Rabenou was the co-founder and a director of VCON Ltd. a video conferencing company. Dr. Rabenou graduated in 1990 from Hadassah Medical School in Jerusalem where she studied obstetrics and gynecology. In addition, Dr. Rabenou also received a M.Sc. in immunology and a B.Sc. in biology and animal studies from Hebrew University.

Code of Ethics

The Company adopted a Code of Ethics for its officers, directors and employees. A copy of the Code of Ethics is attached hereto as an exhibit.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates during fiscal 2003. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended July 31, 2003, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2001, 2002 and 2003 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.


                                  SUMMARY COMPENSATION TABLE

                                                      Long Term Compensation
                                               ----------------------------------
                      Annual Compensation            Awards              Payouts
                    -------------------------------------------------------------
                                      Other                 Securities
                                      Annual   Restricted     Under-
Name and                             compen-      Stock        lying       LTIP     All Other
Principal           Salary   Bonus    sation     Awards      Options/    Payouts     Compen-
Position      Year    ($)     ($)      ($)         ($)       SARs (#)      ($)     sation ($)
----------------------------------------------------------------------------------------------
Lance         2001        -       -         -            -            -         -  $   12,000*
Rudelsheim    2002        -       -         -            -            -         -  $   12,000*
              2003        -       -         -            -            -         -  $   12,000*
President,
Secretary,
and Director**

* This is a non cash item and accounted for as donated capital in the financial statements ** Mr. Rudelsheim resigned as President, Secretary and Director on September 18, 2003.

Compensation of Directors

There is no plan in place at this time for the Company's directors to be compensated.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of October 28, 2003, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

----------------------------------- --------------------------------- -------------------------------- ---------------------------
                                     Name and Address of Beneficial
          Title of Class                         Owner                      Amount of Shares(2)              Percent of Class(2)
----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Robert G. Pico                    -0-                              0.00%
                                    3 Field Drive
                                    Woodbridge, CT 06525

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        All officers and directors as a   -0-                              0.00%
                                    group
----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Efraim Sagi                       293,000(1)                       4.87%(1)
                                    11 Balaban St.
                                    Holon 58802 Israel

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Ariel Malik                       283,000(1)                       4.71%(1)
                                    20 Yoshpe St.
                                    Hod Hasharon
                                    45055 Israel
----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Sara Allalouf                     264,200(1)                       4.39%(1)
                                    6 Hadassa St
                                    Tel Aviv 64513 Israel

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Ori Ackerman                      450,000(1)                       7.49%(1)
                                    Moshav Rakefet
                                    Doar Na Misgav
                                    20175, Israel

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Yaron Sagie                       580,000(1)                       9.65%(1)
                                    9B Haalia Hashnia st.
                                    Ramat Gan, Israel

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Shoshana Stolero                  570,000(1)                       9.48%(1)
                                    7 Freishman St Holon
                                    58532, Israel

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Gal Sagi                          550,000(1)                       9.15%(1)
                                    c/o Abramovich, Yosef, Hakim
                                    "Toyota Towers"
                                    65  Igal  Alon St. Tel-Aviv
                                    67443 Israel

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Notzgan Orgal                     290,000(1)                       4.82%(1)
                                    26 Hachashmonaim St.
                                    Pardes Hana, Israel

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Sharon Loar                       540,000(1)                       8.98%(1)
                                    27 Alexander Penn
                                    Tel Aviv, Israel 69641

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Yacov Livne                       570,000(1)                       9.48%(1)
                                    8 Hachavazelet Street
                                    Petach Tikva, Israel

----------------------------------- --------------------------------- -------------------------------- ---------------------------

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Yoram Allalouf                    360,000(1)                       5.99%(1)
                                    26 Belize Square
                                    London, NW34HU UK

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Yael Zucker                       580,000(1)                       9.65%(1)
                                    28 Belize Park
                                    London NW34DX UK

----------------------------------- --------------------------------- -------------------------------- ---------------------------
Common Stock                        Avi Abramovich Trust Company      153,200(1)                       2.55%(1)
                                    Ltd.
                                    65 Yigal alon St.
                                    Tel Aviv 67443  Israel
----------------------------------- --------------------------------- -------------------------------- ---------------------------

(1) Is considered to be a member of a group (the "Group") within the meaning of
Section 13(d)(3) of the Securities Exchange Act, which such group, pursuant to various stock purchase agreements, acquired an aggregate of 5,483,400 shares of the Company or 91.21% of the outstanding shares of the Company. The members of the Group have not entered into any agreement relating to the acquisition, disposition or voting of such shares.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days after October 28, 2003. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on October 28, 2003 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of the Company, and no owner of five percent or more of the Company's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000.

Other than the $12,000 recorded each year as consulting fees and returned to the Company in the form of donated capital and the 5,000,000 shares issued to Mr. Rudelsheim in exchange for $10,000 upon inception of the Company, there has been nothing of value (including money, property, contracts, options, or rights of any kind) received or to be received by Mr. Rudelsheim, directly or indirectly, from the Company. The Company has not received any other assets, services or other consideration as a result. The Company arbitrarily determined the price of the shares issued to Mr. Rudelsheim.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

1. Exhibits



Exhibit   Page  Description
No.       No.
-------------------------------------------------------------------------------------------------
3(a)(i)     *   Articles Of Incorporation of BERT Logic Inc. (Incorporated by
                reference filed with the Company's Form SB-2 on November 14,
                2000 ).
-------------------------------------------------------------------------------------------------
3(a)(ii)    *   By-laws of BERT Logic Inc.
-------------------------------------------------------------------------------------------------
4           *   Specimen Share of Common Stock
-------------------------------------------------------------------------------------------------
10.1        *   Agreement Between BERT Logic Inc. and Reach Technologies Inc Dated May
                31, 2000 for the right to distribute the Reach Technologies Inc. licensed product line.
-------------------------------------------------------------------------------------------------
10.2        **  Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                11, 2001 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000 as it pertains to new territory
-------------------------------------------------------------------------------------------------
10.3        ****Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                31, 2003 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000
-------------------------------------------------------------------------------------------------
10.4        *****Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated September 4,
                2003 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000
-------------------------------------------------------------------------------------------------
10.5        ******Research and License Agreement between Yeda Research and Development Company
                Limited and Bert Logic Inc.
-------------------------------------------------------------------------------------------------
14.1            Code of Ethics
-------------------------------------------------------------------------------------------------

16.1        *** Letter on change in certifying accountant.
-------------------------------------------------------------------------------------------------
31.1            Certification of the Chief Executive Officer of BERT Logic, Inc. pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
31.2            Certification of the Chief Financial Officer of BERT Logic, Inc. pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
32.1            Certification of the Chief Executive Officer of BERT Logic, Inc. pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
32.1            Certification of the Chief Financial Officer of BERT Logic, Inc. pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference filed with the Form SB-2 filed with the Securities and Exchange Commission on November 14, 2000.

**Incorporated by filed with the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2001.

***Incorporated by reference filed with Company's Form 8-K filed with the Securities and Exchange Commission on October 19, 2001.

**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2003.

***** Incorporated by
reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.

****** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 2003.

2. Reports on Form 8-K:

On June 16, 2003, the Company filed a Form 8-K reporting, under Item 2, an extension of the license agreement with Reach Technologies, Inc.

On September 4, 2003, the Company filed a Form 8-K reporting, under Item 1, the sale of 5,000,000 shares of common stock by Lance Rudelsheim to various buyers, the resignation of Mr. Rudelsheim as a director and officer of the Company, the appointment of Robert G. Pico as an officer and director of the Company and the amendment of the license agreement entered Reach Technologies, Inc.

On October 14, 2003, the Company filed a Form 8-K reporting, under Item 5, the entering into of a Research and License Agreement with Yeda research and Development Company Limited.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the two years ended July 31, 2003 and 2002 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during that fiscal year were $4,000, and $3,700, respectively.

Audit Related Fees. The Company did not engage auditors to provide any other professional services to the Company during the two fiscal years ended July 31, 2003 and 2002.

All Other Fees. There were no fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended July 31, 2003 and 2002.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of November 2003.

                                BERT Logic Inc





                                /s/ Robert G. Pico
                                ---------------------------
                                Name:  Robert G. Pico

                                Title: Chief Executive Officer, Principal
                                Executive Officer, Principal Financial Officer and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Signature                      Title                   Date
---------                      -----                   ----


/s/ Robert G. Pico       Chief Executive Officer,       November 3, 2003
                         Principal Executive Officer,
                         Principal Financial Officer
                         and Director

BERT Logic Inc.

                                                               Index

Independent Auditors' Report.....................................F-1

Balance Sheets...................................................F-2

Statements of Operations.........................................F-3

Statements of Cash Flows.........................................F-4

Statement of Stockholders' Equity................................F-5

Notes to the Financial Statements................................F-6

                        [LETTERHEAD OF MANNING ELLIOTT]

                          Independent Auditors' Report

To the Stockholders
BERT Logic Inc.


We have audited the accompanying balance sheets of BERT Logic Inc. as of July 31, 2003 and 2002 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of BERT Logic Inc., as of July 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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


/s/ "Manning Elliott"


CHARTERED ACCOUNTANTS
Vancouver, Canada

September 16, 2003

BERT Logic Inc.
Balance Sheets
(Expressed in U.S. Dollars)

                                                                                             July 31,         July 31,
                                                                                               2003             2002
                                                                                                 $                $
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
   Cash                                                                                        5,353             6,787
   Accounts receivable                                                                            --               750
   Prepaid expenses                                                                               --               285
----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                           5,353             7,822
----------------------------------------------------------------------------------------------------------------------

License (Note 3)
   Cost                                                                                       43,000            40,000
   Accumulated amortization                                                                  (40,500)          (21,981)
----------------------------------------------------------------------------------------------------------------------

Net                                                                                            2,500            18,019
----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                                   7,853            25,841
----------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

   Accounts payable                                                                              750               712
   Accrued liabilities                                                                         4,186             2,768
   Notes payable (Notes 3 and 7)                                                              10,299            13,899
----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                     15,235            17,379

Shareholder Loan (Notes 4 and 7)                                                               2,442             2,442
----------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                             17,677            19,821
----------------------------------------------------------------------------------------------------------------------


Contingencies and Commitments (Notes 1 and 3)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 20,000,000 preferred shares authorized with par value $.0001; none
   issued                                                                                         --                --

Common stock: 100,000,000 common shares authorized with par value $.0001; 6,000,000
   issued and outstanding                                                                        600               600

Additional paid in capital                                                                    49,400            49,400

Donated capital (Note 5)                                                                      45,000            30,000
----------------------------------------------------------------------------------------------------------------------
                                                                                              95,000            80,000

Deficit                                                                                     (104,824)          (73,980)
----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                          (9,824)            6,020
----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                                     7,853            25,841
----------------------------------------------------------------------------------------------------------------------


(The Accompanying Notes are an Integral Part of these Financial Statements)

BERT Logic Inc.
Statements of Operations
(Expressed in U.S. Dollars)

                                                        Years Ended
                                                          July 31
                                                  2003               2002
                                                   $                   $
--------------------------------------------------------------------------

Revenue                                         21,250              90,791

Cost of Goods Sold                              10,050              45,275
--------------------------------------------------------------------------

Gross Margin                                    11,200              45,516
--------------------------------------------------------------------------

Operating Expenses

   Amortization                                 18,519              17,258
   Communication                                 1,438               1,754
   Consulting (Note 5)                          12,000              32,000
   Donated rent (Note 5)                         3,000               3,000
   Interest and bank charges                     1,332               1,143
   Marketing                                        --              13,000
   Professional fees                             5,755              16,142
--------------------------------------------------------------------------

Total Operating Expenses                        42,044              84,297
--------------------------------------------------------------------------

Net Loss for the Year                          (30,844)            (38,781)
--------------------------------------------------------------------------

Net Loss Per Share - Basic                       (0.01)              (0.01)
--------------------------------------------------------------------------

Weighted Average Shares Outstanding          6,000,000           6,000,000
--------------------------------------------------------------------------


(Diluted loss per share has not been presented as the result is anti-dilutive)

BERT Logic Inc.
Statement of Cash Flows
(Expressed in U.S. Dollars)

                                                                                          Years Ended
                                                                                            July 31
                                                                                     2003            2002
                                                                                       $               $
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Net loss                                                                           (30,844)         (38,781)

Adjustments to reconcile net loss to net cash used by operating activities

   Amortization                                                                     18,519           17,258
   Donated consulting services                                                      12,000           12,000
   Donated rent                                                                      3,000            3,000

   Changes in operating assets and liabilities

      Decrease in accounts receivable                                                  750            1,100
      Decrease (increase) in prepaid expenses                                          285             (285)
      Increase (decrease) in accounts payable and accrued liabilities                1,456           (1,108)
-----------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used In) Operating Activities                                  5,166           (6,816)
-----------------------------------------------------------------------------------------------------------

Cash Flows Used In Financing Activities

   Repayment of notes payable                                                       (6,600)         (11,101)
   Repayments to shareholder                                                            --          (12,558)
-----------------------------------------------------------------------------------------------------------

Net Cash Used In Financing Activities                                               (6,600)         (23,659)
-----------------------------------------------------------------------------------------------------------

Decrease In Cash                                                                    (1,434)         (30,475)

Cash, Beginning of Year                                                              6,787           37,262
-----------------------------------------------------------------------------------------------------------

Cash, End of Year                                                                    5,353            6,787
-----------------------------------------------------------------------------------------------------------

Non-Cash Financing Activities

Notes payable issued to purchase license (Note 3)                                    3,000           25,000
-----------------------------------------------------------------------------------------------------------

Supplemental Disclosures

   Interest paid                                                                       935              124
   Income taxes paid                                                                    --               --
-----------------------------------------------------------------------------------------------------------

(The Accompanying Notes are an Integral Part of these Financial Statements)

BERT Logic Inc.
Statement of Stockholders' Equity
(Expressed in U.S. dollars)


                                                                                                           Total
                                                                   Additional                          Stockholders'
                                                                    Paid-in     Donated                   Equity
                                            Shares       Amount     Capital     Capital      Deficit     (Deficit)
                                               #            $          $           $            $            $
-----------------------------------------------------------------------------------------------------------------
Balance - July 31, 2001                    6,000,000         600      49,400      15,000     (35,199)      29,801

Value of rent donated by a related party          --          --          --       3,000          --        3,000

Value of services donated by a related
party                                             --          --          --      12,000          --       12,000

Net loss for the year                             --          --          --          --     (38,781)     (38,781)
-----------------------------------------------------------------------------------------------------------------

Balance - July 31, 2002                    6,000,000         600      49,400      30,000     (73,980)       6,020

Value of rent donated by a related party          --          --          --       3,000          --        3,000

Value of services donated by a related
party                                             --          --          --      12,000          --       12,000

Net loss for the year                             --          --          --          --     (30,844)     (30,844)
-----------------------------------------------------------------------------------------------------------------
Balance - July 31, 2003                    6,000,000         600      49,400      45,000    (104,824)      (9,824)
-----------------------------------------------------------------------------------------------------------------

  (The Accompanying Notes are an Integral Part of these Financial Statements)

BERT Logic Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)


1.   Nature of Operations and Continuance of Business

     The Company was incorporated under the laws of the state of Washington on May 31, 2000. On May 31, 2000 the Company entered into a licensing agreement with Reach Technologies, Inc. a Canadian Corporation. The agreement allows the Company to sell a Bit Error Rate Tester product line worldwide. The product line consists of technology instruments that are used to transfer data from one source to another and test the bit error rate in a stream of data.

     The Company's principal business plan is to seek immediate earnings by exploiting the license agreement with Reach Technologies, Inc.

     The Company emerged from being a development stage company during its fiscal year ended July 31, 2002. In a development stage company, management devoted most of its activities to establishing the business. Planned principal activities have started producing significant revenue; however, the Company has experienced start-up losses to July 31, 2003 totalling $104,764 and has a working capital deficiency as at July 31, 2003 of $9,822.

     The Company completed an SB-2 Registration Statement which was declared effective by the United States Securities Exchange Commission on April 30, 2001 and raised $40,000 and issued 1,000,000 common shares.

     The Company plans to generate sufficient cash flow from sales to meet its long-term requirements. Existing cash and cash flow from sales is expected to fulfill future capital needs; however, if sales in the long term are insufficient, the Company may need additional capital to carry out its business plan. In the event that the Company requires more capital, no commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company. There is substantial doubt regarding the Company's ability to continue as a going concern.

     See Note 7 for forgiveness of $12,741 of debt.


2.   Summary of Significant Accounting Principles

     a)   Year End

          The Company's fiscal year-end is July 31.

     b)   Cash and Cash Equivalents

          The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

     c)   Use of Estimates

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

BERT Logic Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)


2.   Summary of Significant Accounting Principles (continued)

     d)   Revenue Recognition

         The Company recognizes revenue from sales of Bit Error Rate Testers when goods have been shipped and title has passed to the customer. The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements. " Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured.

         The Company follows the guidance pursuant to Emerging Issues Task Force
         (EITF) No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent. "The Company records revenue on a gross basis representing the amount that has been billed to a customer. The Company has the risks and rewards of ownership including the risk of loss for collection, delivery and returns. Also the Company has latitude in establishing product pricing above a specific minimum price and also has bears all credit risk in the event collection is not made from a customer.

     e)   Comprehensive Income

         Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at July 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

     f)   Basic and Diluted Net Income (Loss) Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

     g)   Long-Lived Assets

         In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     h)   Concentrations

         Financial instruments consist of cash and equivalents, notes payable, and accounts payable and accrued liabilities. The fair values of these financial instruments were estimated to approximate their carrying values due to their immediate or short-term maturity. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash that is maintained in a US dollar account with a major financial institution in Canada.

BERT Logic Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.   Summary of Significant Accounting Principles (continued)

     h)  Concentrations (continued)

         The Company's products are sold to both the U.S. government and the private sector. Revenues represented sales to three customers with sales to the U.S. Government of $14,000 or 66% for the fiscal year ended July 31, 2003. All three customers accounted for sales revenue and each represented more than 10% of revenue. Revenues for the year ended July 31, 2002 included sales to four customers each representing more than 10% of total revenue.

         The Company currently relies on a single supplier of goods that are resold by the Company. The Company currently has no alternative supplier and may not be able to locate such a source. The inability of this supplier to fulfill supply requirements would materially impact future operating results.

     i)  Recent Accounting Pronouncements

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial  Instruments  with  Characteristics  of both  Liabilities and
         Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features  that are  embedded  in a financial  instrument  that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The transition provisions do not currently have an impact on the Company's financial position and results of operations as the Company currently has no stock-based employee compensation.

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

BERT Logic Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.   License

     The Company acquired the worldwide exclusive right to market and sell a Bit Error Rate Tester product line (the "License"). The licensed product consists of 0 to 40 Megabit per second Bit Error Rate Testers that are configured for laboratory and onsite use. Models consist of laboratory, rack mount and portable versions. The licensor maintains the right to set the pricing of the licensed products. An initial licensing agreement was acquired on May 31, 2000 with a three year term and amendments have been made to expand the territory of the license. All other terms of the License remain the same. The License was purchased by the Company for $10,000 cash from Reach Technologies, Inc. ("Reach"). On May 11, 2001 the Company paid $5,000 cash to amend the License to include the state of Arizona. On October 15, 2001 the Company paid $5,000, by way of note payable, to amend the License to include the State of Florida. On October 31, 2001 the Company paid $20,000, by way of note payable, to amend the license to obtain a worldwide exclusive right. The purchase price of the licenses were negotiated at arms-length. The License was fully amortized at May 31, 2003 in the current fiscal year.

     On June 12, 2003 the Company negotiated an extension of the license agreement with Reach for an additional one-year period. The Company agreed to pay $3,000 in the form of a note payable to Reach due May 31, 2004. The new license agreement will expire on May 31, 2004 and may be renewed by mutual agreement at that time. Concurrent with the license extension, the Company successfully renegotiated the repayment date of its remaining note payable with Reach of $7,299 to May 31, 2004. The principal and interest, at 7% per annum, on the notes payable is due on May 31, 2004.

     The amortization of the license for the remainder of the license agreement is for $2,500 during fiscal 2004.


4.   Shareholder Loan

     The shareholder loan is unsecured, non-interest bearing, and payable on demand.


5.   Related Party Transactions

     The President of the Company has donated consulting services valued at $12,000 (2002 - $12,000) and rent valued at $3,000 (2002 - $3,000). These amounts have been charged to operations and classified as "donated capital" in stockholders' equity.


6.   Income Taxes

     The Company has adopted the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating loss carry forwards. Potential benefit of net operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating loss carry forwards in future years.

     The Company has net operating losses to carry forward of approximately $60,000 to offset future years' taxable income which commence expiring in fiscal 2015 through 2017.

BERT Logic Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)


6.   Income Taxes (continued)

     The components of the net deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

                                            2003             2002
                                              $                $

     Net Operating Losses                   15,844          23,781
     Statutory Tax Rate                         34%             34%
     Effective Tax Rate                          -               -
     Deferred Tax Asset                      5,387           8,085
     Valuation Allowance                    (5,387)         (8,085)
  ------------------------------------------------------------------

     Net Deferred Tax Asset                      -               -
  ------------------------------------------------------------------

7.   Subsequent Events

     On September 4, 2003, the President of the Company completed on a Share Purchase Agreement (the "Agreement") with certain buyers which purchased 5,000,000 shares of the currently issued and outstanding 6,000,000 shares of common stock of the Company from the President.

     In connection with the consummation of the transaction, the President of the Company resigned as President and sole director of the Company and appointed a new sole director to be President and Chief Executive Officer. Pursuant to the Agreement, the Company entered into an amended license agreement to sell Bit Error Rate Testers on a worldwide non-exclusive basis. In exchange, the Company obtained forgiveness of the remaining promissory note of $10,299 and accrued interest of $2,436. Also in connection with the transaction, the former President of the Company agreed to forgive the entire shareholder loan due by the Company in the amount of $2,442.