Form 10KSB/A
period 2003-07-31
TISSERA INC
filed 2003-11-26
CIK 1122573

                                  FORM 10-KSB/A


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

                         COMMISSION FILE NUMBER 0-32801

                                  TISSERA, INC.

             (Exact name of registrant as specified in its charter)

                                BERT Logic, Inc.
                           (Former Name of Registrant)



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

Item 12.  Certain  Relationships  And  Related  Transactions. . . . . . . . . 12

Item 13.  Exhibits  And  Reports  On  Form  8K. . . . . . . . . . . . . . . . 13

Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . 13


                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Tissera, Inc. (the "Company") was incorporated under the laws of the State of Washington on May 31, 2000. The Company sells a bit error rate tester, which is used to test the integrity and reliability of communications channels used to transfer data from one source to another. The Company has sold the bit error rate testers in the United States, China, England, Singapore, Sweden, and Taiwan. In addition, the Company has also recently entered into a research and development agreement with a research facility that is developing transplantation organ technology. The Research and License Agreement (the "Research Agreement") with Yeda Research and Development Company Limited ("Yeda"), which is located in Rehovot, Israel, provides the Company with a worldwide, exclusive license from Yeda to manufacture, develop and sell products for solid organ transplantation based on the academic research of Prof. Yair Reisner of the Department of Immunology at the Weizmann Institute of Science.

ORGAN TRANSPLANTATION

GENERAL

The Research and Licensing Agreement entered with Yeda provides the Company with the right to manufacture, develop and sell products for solid organ transplantation based on the academic research of Prof. Yair Reisner at the Weizmann Institute of Science. In addition, the Research and Licensing Agreement also provides the Company with rights to technology that is further researched and developed at the Department of Immunology under the supervision of Prof. Yair Reisner. The Company believes, although it cannot provide assurances, that this technology will provide an alternative to current organ transplantation and provide therapies for a number of unmet medical needs in large markets. Yeda, which engages in the commercial exploitation of inventions and other research results arrived at by scientists at the Weizmann Institute, has submitted a patent application to the United Stated Patent and Trademark Office with respect to the invention

ABOUT THE TECHNOLOGY

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

During embryonic development, a certain point is reached when cells "commit" to a particular organ-specific development lineage. The Company's approach is to identify and harvest fetal tissue at the earliest point at which it makes this commitment. Tissues are transplanted in the recipient intact, without the need for isolating, culturing, growing or genetically-engineering them.

Prof. Reisner and his team of scientists have discovered that when kidney precursor tissues are harvested too early the tissue will grow into a disorganized mass. Further, when the tissue is harvested too late, it provokes an immune-system response. Thus, the particular window of time for harvesting of kidney-committed precursor tissue was identified such that, when implanted into a recipient animal it not only regenerated into a functional kidney that integrated with the host's vasculature, but provoked little or no immune response. The Company believes that the advantages of this technology include a reduced requirement for long-term immunosuppressive therapy, with an accompanying decrease in cost and side-effects.

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

The Company believes that the use of early organ-committed tissues may be appropriate for treating many serious diseases. The Company believes initial targets include hemophilia, liver cirrhosis and other liver-related genetic deficiencies, diabetes, and end-stage renal failure. The Company, through its license agreement with Yeda, intends to provide a solution for patients waiting for organ transplants that will reduce the need for long term use of immunosuppressive drugs and reduce the need for minimally invasive surgical procedures that are normally associated with transplants. Further, the Company believes that these advantages will result in savings in healthcare expense in the whole transplant industry. For example, kidney patients will not require years of expensive dialysis treatment while waiting for an appropriate transplant organ, tissue matching will be unnecessary, surgery and hospital costs will be cut significantly and the long term use of expensive immunosuppressive drugs will be reduced. The Company understands there are many regulatory approvals that will be needed before the above can be put into place.

PLAN OF OPERATION

The Company has entered into a Research and License Agreement with Yeda Research and Development Company Limited located in Rehovot, Israel. The Research Agreement relates to the rights of the Company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. The Company will sponsor research in Prof. Reisner's laboratory for three years. Prof. Reisner's team is continuing the research of applications employing kidney precursor tissue. Prof. Reisner plans to begin experiments implanting kidney precursor tissues harvested from human and pig embryos into pigs and monkeys. This will allow scientists to monitor the growth of precursor tissues in a large animal, to develop appropriate surgical techniques, to optimize the amount of tissue transplanted and to determine the most suitable use of immunosuppressive drugs. The Company will initially seek approval through pre-clinical development in Israel and/or Europe.

THE LICENSE

On October 8, 2003, the Company entered into the Research Agreement with Yeda whereby the Company received a license from Yeda to develop, market and sell the organ transplantation technology developed by at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. The License granted to the Company shall expire at the later of the following:

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

The Company has also agreed that within one year from the date of the Research Agreement, the Company will submit a development program to Yeda for its approval. The Company further undertakes to use its best efforts to develop, market and sell the licensed products. The Company also agreed to pay Yeda a license fee of

o $50,000 per year;
o 4% of net sales of all products using the licensed technology;
o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and o 16% of all sublicense fees for all agreements entered into after such one year period.

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

Dr. Marc Hammerman at the Washington University in St. Louis has been active in developing kidney disease therapies based on transplanted embryonic kidney-precursor cells. A British company, Intercytex Ltd., has licensed this technology and is sponsoring research in Dr. Hammerman's laboratory. Tissera's management does not believe Dr. Hammerman's research and technology will in any way impact the Company's business.

BIT ERROR RATE TESTER

PRODUCT DESCRIPTION

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

OVERVIEW

The Company was incorporated under the laws of the State of Washington on May 31, 2000. The Company sells a bit error rate tester, which is used to test the integrity and reliability of communications channels used to transfer data from one source to another. The Company has sold the bit error rate testers in the United States, China, England, Singapore, Sweden, and Taiwan. In addition, the Company has also recently entered into a research and development agreement with a research facility that is developing transplantation organ technology. The Research Agreement with Yeda is located in Rehovot, Israel, provides the Company with a worldwide, exclusive license from Yeda to develop, market and sell Yeda's tissue transplant technologies.

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

RESEARCH AGREEMENT

On October 8, 2003 the Company entered into a Research and License Agreement (the "Research Agreement") with Yeda Research and Development Company Limited located in Rehovot, Israel. The agreement relates to the rights of the Company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The License granted to the Company shall expire at the later of the following:

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
-------------------------------------------------

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

1. Exhibits




Exhibit   Page  Description
No.       No.
-------------------------------------------------------------------------------

3(a)(i)     *   Articles Of Incorporation of Tissera, Inc. (Incorporated by
                reference filed with the Company's Form SB-2 on November 14,
                2000 ).
-------------------------------------------------------------------------------------------------
3(a)(ii)    *   By-laws of Tissera, Inc.
-------------------------------------------------------------------------------------------------
4           *   Specimen Share of Common Stock
-------------------------------------------------------------------------------------------------
10.1        *   Agreement Between BERT Logic Inc. and Reach Technologies Inc Dated May
                31, 2000 for the right to distribute the Reach Technologies Inc. licensed product line.
-------------------------------------------------------------------------------------------------
10.2        **  Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                11, 2001 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000 as it pertains to new territory
-------------------------------------------------------------------------------------------------
10.3        ****Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                31, 2003 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000
-------------------------------------------------------------------------------------------------
10.4       *****Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated September 4,
                2003 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000
-------------------------------------------------------------------------------------------------
10.5      ******Research and Lice nse Agreement between Yeda Research and Development Company
                Limited and Bert Logic Inc.
-------------------------------------------------------------------------------------------------
14.1     *******Code of Ethics
-------------------------------------------------------------------------------------------------

16.1        *** Letter on change in certifying accountant.
-------------------------------------------------------------------------------------------------
31.1            Certification of the Chief Executive Officer of Tissera, Inc. pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
31.2            Certification of the Chief Financial Officer of Tissera, Inc. pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
32.1            Certification of the Chief Executive Officer of Tissera, Inc. pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
32.1            Certification of the Chief Financial Officer of Tissera, Inc. pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



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

**Incorporated by filed with the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2001.

***Incorporated by reference filed with Company's Form 8-K filed with the Securities and Exchange Commission on October 19, 2001.

**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2003.

***** Incorporated by
reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.

****** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 2003. *******Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on November 3, 2003.

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

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of November 2003.

                                  TISSERA, INC

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





Signature                      Title                   Date
---------                      -----                   ----


/s/ Robert G. Pico       Chief Executive Officer,       November 18, 2003
                         Principal Executive Officer,
                         Principal Financial Officer
                         and Director

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

                                       F-5




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