Form 10QSB
period 2003-10-31
TISSERA INC
filed 2004-01-13
CIK 1122573

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended October 31, 2003.

           Transition Report Pursuant to 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission file number: 0-32801

                                  TISSERA, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                BERT Logic, Inc.
                           (Former Name of Registrant)

          Washington                                             91-2034750
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

c/o Abramovich, Yosef, Hakim, Toyota Towers,
65 Yigal alon St., Tel Aviv                                     67443 Israel
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number: +972-3-5628288

              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of January 9, 2004, the registrant had 18,036,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No _X__
                                                               --       -

================================================================================

Tissera, Inc.

INDEX


PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

Item 1.  Financial statements
                  (unaudited)

         Balance Sheets                                                    3

         Statements of Operations                                          4

         Statements of Changes in Stockholders' Equity                     5

         Statements of cash flows                                          6

         Notes to Financial Statements                                    7-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13

Item 3.   Controls and Procedures                                         16

PART II.  OTHER INFORMATION                                               17

Item 1. Legal Proceedings                                                 17

Item 2.  Change in Securities                                             17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to Vote of Security Holders                17

Item 5.  Other Information                                                17

Item 6.  Exhibits and Reports on Form 8-K                                 17

SIGNATURES                                                                18

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

BALANCE SHEETS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                             October 31,       July 31,
                                                                                2003              2003
                                                                             ----------       ----------
                                                                             Unaudited
                                                                             ----------
     ASSETS

CURRENT ASSETS:
  Cash                                                                          458,013               --
  Prepaid expenses                                                                8,803               --
                                                                             ----------       ----------

Total current assets                                                            466,816               --
                                                                             ----------       ----------

ASSETS ATTRIBUTED TO DISCONTIUNUED OPERATIONS                                        --            7,853
                                                                             ----------       ----------

Total assets                                                                    466,816            7,853
                                                                             ==========       ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Related parties - shareholders                                                  5,693               --
  Accrued expenses                                                              109,306               --
                                                                             ----------       ----------

                                                                                114,999               --
                                                                             ----------       ----------

ACCRUED SEVERANCE PAY                                                             1,000               --
                                                                             ----------       ----------

LIABILITIES ATTRIBUTED TO DISCONTINUED OPERATIONS                                 2,500           17,677
                                                                             ----------       ----------

Total liabilities                                                               118,499           17,677
                                                                             ----------       ----------

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common shares of $ 0.0001 par value each -
    Authorized: 100,000,000 shares as of July 31, and October 31, 2003;
      Issued and outstanding: 18,036,000 shares as of July 31, and
      October 31, 2003                                                            1,804            1,804
    Preferred shares of $ 0.0001 par value each -
    Authorized: 20,000,000 shares as of July 31, and October 31, 2003;
      Issued and outstanding: 0 shares as of July 31, and October 31,
      2003                                                                           --               --
  Additional paid-in capital                                                  9,102,616           93,196
  Receipts on account of shares                                               1,102,480               --
  Accumulated deficit                                                        (9,858,583)        (104,824)
                                                                             ----------       ----------

Total shareholders' equity (deficiency)                                         348,317           (9,824)
                                                                             ----------       ----------

Total liabilities and shareholders equity (deficiency)                          466,816            7,853
                                                                             ==========       ==========


The accompanying notes are an integral part of the financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                                 From
                                                                                                             May 31, 2000
                                                                                                              (inception
                                                                         Three months ended October 31,     date) through
                                                                         -----------------------------        October 31,
                                                                             2003              2002              2003
                                                                         -----------       -----------       -----------
                                                                                            Unaudited
                                                                         -----------------------------------------------
Operating expenses:
  Research and development                                                   536,515                --           536,515
  Cost related to warrants granted in consideration of research and
      license agreement                                                    5,475,670                --         5,475,670
  Marketing                                                                   15,340                --            15,340
  General and administrative                                                 204,765                --           204,765
  Cost related to warrants and shares granted to service providers         3,533,750                --         3,533,750
                                                                         -----------       -----------       -----------

                                                                           9,766,040               --          9,766,040
 Financial income, net                                                          (125)               --              (125)
                                                                         -----------       -----------       -----------

Net loss from continuing operations for the period                        (9,765,915)               --        (9,765,915)
Earnings (loss) from discontinued operations of a segment of a
   business                                                                   12,156            (3,156)          (92,668)
                                                                         -----------       -----------       -----------

Net loss for the period                                                   (9,753,759)           (3,156)       (9,858,583)
                                                                         ===========       ===========       ===========

Basic net loss per share from continuing operations                            (0.54)               --             (0.54)
                                                                         ===========       ===========       ===========

Basic net earnings (loss) per share from discontinued operations              0.0007           (0.0002)           (0.005)
                                                                         ===========       ===========       ===========

Weighted average shares outstanding                                       18,036,000        18,036,000        18,036,000
                                                                         ===========       ===========       ===========


The accompanying notes are an integral part of the financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                          Total
                                                      Additional       Receipts                       shareholders'
                                        Share          paid-in        on account       Accumulated       equity
                                       capital         capital         of shares         deficit       (deficiency)
                                      ----------      ----------      ----------       ----------       ----------
Balance as of May 31, 2000 xxx                --              --              --               --               --

Stock  xxxissued for cash on
  May 31, 2000                             1,504           8,496              --               --           10,000
Net loss for the period                       --              --          (4,784)          (4,784)
                                      ----------      ----------      ----------       ----------       ----------

Balance as of July 31, 2000                1,504           8,496              --           (4,784)           5,216

Stock issued for cash on
  July 17, 2001 xxx                          300          39,700              --               --           40,000
Donated capital                               --          15,000          15,000
Net loss for the year                         --              --              --          (30,415)         (30,415)
                                      ----------      ----------      ----------       ----------       ----------

Balance as of July 31, 2001                1,804          63,196              --          (35,199)          29,801

Donated capital                               --          15,000              --               --           15,000
Net loss for the year                         --              --              --          (38,781)         (38,781)
                                      ----------      ----------      ----------       ----------       ----------

Balance as of July 31, 2002                1,804          78,196              --          (73,980)           6,020

Donated capital                               --          15,000              --               --           15,000
Net loss for the year                         --              --              --          (30,844)         (30,844)
                                      ----------      ----------      ----------       ----------       ----------

Balance as of July 31, 2003                1,804          93,196              --         (104,824)          (9,824)

Receipts on account of shares                 --              --       1,102,480               --        1,102,480
Cost related to warrants granted
  in consideration of research
  and license agreement                       --       5,475,670              --               --        5,475,670
Expenses related to warrants and
   shares granted to service
   providers                                           3,533,750                                         3,533,750
Net loss for the period                       --              --              --       (9,753,759)      (9,753,759)
                                      ----------      ----------      ----------       ----------       ----------

Balance as of October 31, 2003             1,804       9,102,616       1,102,480       (9,858,583)         348,317
                                      ==========      ==========      ==========       ==========       ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
In U.S. dollars

                                                                                                              From
                                                                                                           May 31, 2000
                                                                                                            (inception
                                                                        Three months ended October 31,    date) through
                                                                          ---------------------------      October 31,
                                                                             2003             2002            2003
                                                                          ----------       ----------      ----------
                                                                                           Unaudited
                                                                          -------------------------------------------
Cash flows from operating activities:
  Net loss                                                                (9,753,759)              --      (8,858,583)
  Adjustments required to reconcile net loss to net cash provided by
     (used in) operating activities:
  Cost related to warrants granted in consideration of research and
    license agreement                                                      5,475,670               --       5,475,670
   Expenses related to warrants and shares granted to services
     providers                                                             3,533,750               --       3,533,750
   Changes in operating assets and liabilities:
   Increase in prepaid expenses                                               (8,803)              --          (8,803)
   Increase in related parties - shareholders                                  5,693               --           5,693
   Increase in accounts payable and accrued expenses                         106,870               --         106,870
   Increase in severance pay                                                   1,000               --           1,000
                                                                          ----------       ----------      ----------

Net cash used in continuing operating activities                            (639,579)              --        (744,403)
Net cash provided by (used in) discontinued investing activities             (10,241)           7,712          80,195
                                                                          ----------       ----------      ----------

Total net cash provided by (used in) operating activities                   (649,820)           7,712        (664,208)
                                                                          ----------       ----------      ----------

Cash flows from investing activities:
  Net cash used in discontinued investing activities                              --               --         (15,000)
                                                                          ----------       ----------      ----------

Total net cash used in investing activities                                       --               --         (15,000)
                                                                          ----------       ----------      ----------

Cash flows from financing activities:
  Receipts on account of shares                                            1,102,480               --       1,102,480
                                                                          ----------       ----------      ----------

Net cash provided by continuing financing activities                       1,102,480               --       1,102,480
Net cash flows provided by (used in) discontinued financing
  activities                                                                      --           20,200          34,741
                                                                          ----------       ----------      ----------

Total net cash provided by financing activities                            1,102,480           20,200       1,137,221
                                                                          ----------       ----------      ----------

Increase in cash and cash equivalents                                        452,660           27,912         458,013
Cash and cash equivalents at beginning of period                               5,353            6,787              --
                                                                          ----------       ----------      ----------

Cash and cash equivalents at end of period                                   458,013           34,699         458,013
                                                                          ==========       ==========      ==========

Non-cash financing activities:
Licenses purchased against notes payable                                          --               --          28,000
                                                                          ==========       ==========      ==========

Supplemental disclosures:
Interest paid                                                                     --               --           1,059
                                                                          ==========       ==========      ==========

The accompanying notes are an integral part of the financial statements.

NOTE 1:-    GENERAL

            Tissera Inc. ("the Company") was incorporated under the laws of the state of Washington on May 31, 2000.

            On September 4, 2003, the former president of Bert Logic Inc. completed a share purchase agreement with the Company's existing shareholders, who purchased 15,000,000 shares of the currently issued and outstanding 18,036,000 of the Company's Common shares. In connection with the consummation of the transaction, the president of the Company resigned as president and sole director of the
            Company. Pursuant to the agreement, the Company entered into an amended license agreement to sell Bit Error Rate Testers on a worldwide non-exclusive basis. In exchange, the Company obtained forgiveness of the remaining promissory note of $ 10,299, and accrued interest of $ 2,436. Also, in connection with the transaction, the former president of the Company agreed to forgive his shareholder loan, in the amount of $ 2,442.

            Following the share purchase agreement dated September 4, 2003, the management of the Company has decided to dispose all activities related to the sales of Bit Error Rate Testers, used for the integrity and reliability of communication channels. The discontinuation of their activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

            On October 8, 2003, the Company entered into a research and license agreement with Yeda Research and Development Company Limited
            ("Yeda"), according to which Yeda provided the Company with a worldwide, exclusive license to develop, manufacture and sell Yeda's tissue transplant technologies (see also Note 3).

            On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc."

            On  October  27,  2003  the  Company   incorporated  a  wholly-owned
            subsidiary, Tissera Ltd. The subsidiary had not yet commenced operations as of the balance sheet date.

            Going concern considerations:

            The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is actively pursuing financing through a private placement. There is no assurance that the Company will raise sufficient capital and generate sufficient sales to enable the Company to continue its operations for the next 12 months.

            In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in the event new financing is not obtained, the Company will likely reduce general and administrative expenses and delay development projects until it is able to obtain sufficient financing.

            Management is actively engaged in raising capital through an additional round of financing, and is confident of the ability to raise the necessary funds for the Company's growth and development activities. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.


NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

            The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are:

            a.    The Company's fiscal year-end is July 31, 2003.

            b.    Cash and cash equivalents:

            The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

            c.    Research and development costs:

            Research and development costs are charged to expenses as incurred.

            d.    Severance pay:

            The liability of the Company for severance pay is calculated pursuant to Israel's Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. The subsidiary's employees are entitled to one month's salary for each year of employment or a portion thereof. The liability for all of the employees is fully provided by an accrual.

            Severance expenses for the period ended October 31, 2003, were $ 1,000.

            e.    Comprehensive income:

            SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. As at October 31, 2003, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

            f.    Basic earnings (loss) per share:

            Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". Basic earnings (loss) per share are calculated using the weighted average number of Common shares outstanding each period.

            g.    Use of estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            h.    Recent accounting pronouncements:

            In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of adoption of this standard on the Company's results of operations and financial position is not expected to be material.

            FASB has also issued SFAS No. 145, 147 and 149 but they will not have a material effect on the Company's operations, therefore a description of each and their respective impact on the Company's operations have not been disclosed.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The effect of adoption of this Standard on the Company's results of operations and financial position is not material, as the Company does not have a stock option plan in place.

            In May 2003, the FASB issued SFAS No. 150 ("Accounting for Certain Financing Instruments with Characteristics of both Liabilities and Equity". This Statement established standards for the issuer as to how to classify both liabilities and equity. It requires that an issuer will classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Company does not expect that the adoption of this standard will have a material effect on its financial position or results of operations.

            In January 2003, the FASB issued FIN 46, "Consolidation of Variable Entities " ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all variable interest entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after March 15, 2004 for variable interest entities created prior to February 1, 2003. The Company does not except the adoption of FIN 46 to have a material impact on its results of operations or financial position.

            i.    Interim financial statements:

            These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.


NOTE 3:-    RESEARCH AGREEMENT

            On October 8, 2003, the Company entered into a Research and License Agreement (the "Agreement") with Yeda. The Company conducts the research for a period of 3 years, at the Weizmann Institute of Science, relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The License granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval (in the United
            States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement.

            The Company committed to grant Yeda, within 120 days of the date on which the Agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 900 to purchase up to 2.23% of the issued and outstanding Common shares of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1,100 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of Common shares that Yeda may exercise under the warrants shall be 2,307,693 and 2,769,231, respectively (in each case as such number of Common shares shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company). Each such warrant shall be exercisable for a period beginning one year after the date on which the Agreement is signed, and ending at the later of (a) one year following the termination of the Agreement and (b) 10 years after the date on which the Agreement is signed. As of the balance sheet date, the Company has not yet granted Yeda the warrants.

            The Company also undertakes to pay to Yeda the following: (i) with regard to the first year of the research period (commencing on April 9, 2003), the amount of $ 450,000 of which a non-refundable installment of $ 225,000 shall be due and payable on October 9, 2003 and a non-refundable installment of $ 225,000 shall be due and payable on January 9, 2004 (These amounts are in addition to $ 450,000 paid earlier, on account of the research for the first year); and (ii) with regard to the second and third years of the research period, respectively, an amount which shall be not less than $ 900,000 and not more than $ 1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal quarterly non-refundable installments, payable in advance at the beginning of each three month period during such year. If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be $ 900,000 and Yeda shall procure the performance of research for such reduced amount.

            The Company undertakes to make its best effort to commercialize the licensed products. The Company also agreed to pay Yeda a license fee of (i) $ 50,000 per year, to be paid commencing the first year after the completion of research and development period; (ii) 4% of net sales of all products using the licensed technology; (iii) 33% of all sublicense fees for all agreements entered into within one year following the Agreement date, and (iv) 16% of all sublicense fees for all agreements entered into after such one year period.

NOTE 4:-    STOCK SPLIT

            The Company's Board of Directors resolved to effectuate a forward split of the Company's Common shares on a 3:1 basis, which occurred on November 4, 2003. The additional shares issued pursuant to the forward stock split will be fully paid and non-assessable. All new shares will have the same par value, voting rights and other rights as old shares. The 3:1 forward stock split is being effectuated by increasing the number of issued and outstanding shares at the ratio of 3:1. Accordingly, as a result of the forward stock split, the Company has 18,036,000 shares outstanding and 81,964,000 authorized unissued shares, which shares may be issued in the future in connection with acquisitions, subsequent financings or as determined by the Company's Board of Directors. All share and per share data were restated to reflect the stock split effected November 4, 2003.

NOTE 5:-    SHAREHOLDERS' EQUITY

            a.    The  Company  is  committed  to grant  6,926,751  warrants  to purchase Common shares of par value $ 0.0001, and 697,000 shares at no additional consideration. The warrants and shares were granted to service providers, in exchange for research and development services and general and administrative services. 6,233,059 warrants are fully vested and non-forfeited as of the commitment date, and 693,692 warrants are vested over a period of three years. The Company accounted for such warrants under the provision of EITF 96-18, and the fair value of warrants was recorded as research and development expenses and general and administrative expenses at the commitment date. As of the balance sheet date the warrants and shares were not granted.

            b. In addition, the Company has committed to grant to certain employees 1,443,829 options to purchase the Company's Common shares. As of the balance sheet date, the options have not yet been granted, and all terms and conditions have not yet been determined.

            c. In addition, the Company has committed to grant to certain brokers in conjunction with a private placement round 100,080 warrants to purchase the Company's Common shares and 152,080 common shares at no additional exercise price. As of the balance sheet date, the warrants and certain shares have not yet been granted.

NOTE 6:-    SUBSEQUENT EVENT

            Private placement:

            The Company is in the process of executing a private placement for the sale of a minimum of 400,000 units and a maximum of up to 2,000,000 units, at a price per unit of $ 1.25, for a minimum offering in the amount of $ 500,000 and a maximum offering in the amount of $ 2,500,000. Each unit consists of one share of Common stock and three Common stock purchase warrants. In addition, management of the Company has reserved the right to increase the number of units offered in this offering by up to 20%, which would result in the issuance of up to an additional 400,000 units with respect to the maximum offering. As of January 6, 2004, the Company has raised approximately $ 1,600,000. In addition the Company granted to each investor 3 warrants with an exercise price at the range of $3.75 - $6.00. The warrants are exercisable within a period of six month to two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Cautionary Statements

      This Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the
"Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding Tissera, Inc.'s (the "Company") financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, and one-time events. Although the Company believes that expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Commission.

Overview

      The Company was incorporated under the laws of the State of Washington on May 31, 2000. The Company develops, test and commercializes tissue transplantation therapies based on an approach employing organ-specific precursor tissues. The Company future approach involves harvesting embryonic mammalian tissue at the earliest stage at which stem cells commit to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The technology of tissue transplantation was developed by Prof. Reisner's lab at the Weizman Institute. The Company entered into a Research and License Agreement with Yeda Research and Development Company Limited ("Yeda"), which is located in Rehovot, Israel. Yeda conducts research at the Weizman Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. The Company has world wide license that shall expire at the later of (i) the expiration of the patents in the country of sale, or
(ii) 15 years from the date of receipt of FDA New Drug Approval in the United States, or the equivalent in any other country in which the products are sold.

      The Company is at development stage and devoting substantially all of its efforts toward conducting R&D activities, raising capital, conducting pursuing regulatory approval, recruiting personal and building infrastructure. The Company has decided to dispose all activities related to the activities of selling a bit error rate tester, used for the integrity and reliability of communication channels.

Significant Transactions and Events

Change in Ownership and Amendment of License

      Effective September 4, 2003, Lance Rudelsheim, the Company's former officer, director and majority shareholder, closed on a share purchase agreement with certain buyers pursuant to which the buyers, purchased 15,000,000 shares of the then outstanding 18,036,000 shares of common stock of the Company for an aggregate purchase price paid to the individual Seller of $10,000. In connection with the consummation of the transaction, Lance Rudelsheim resigned as President and sole director of the Company and appointed Mr. Robert G. Pico as the new sole director of the Company and as the Company's Chief Executive Officer. Also, in connection with the transaction, the Company's principal executive offices were moved the office of one of the Company's shareholders at: "Toyota Towers" 65 Igal Alon St. -Aviv 67443 Israel. In connection with the transaction, the Company amended its license agreement with Reach Technologies, Inc. The parties agreed that, in exchange for the forgiveness of the remaining promissory note of $10,299 and all accrued interest (approximately but not limited to $2,400) owed by the Company to Reach, the Company agreed to convert its license to sell bit error rate testers from an exclusive license to a worldwide non-exclusive license.

Research Agreement

      On October 8, 2003, the Company entered into a Research and License Agreement (the "Research Agreement") with Yeda Research and Development Company Limited located in Rehovot, Israel. The agreement relates to the rights of the Company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The License granted to the Company shall expire at the later of the following:

      o     the expiration of the patents in the country of sale; or

      o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

      The Company has agreed, within 120 days of the date of signature of the Research Agreement, to issue to Yeda the following:

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

However, the maximum number of shares of common stock that Yeda may exercise under the warrants shall be 2,307,693 and 2,769,231 with respect to each warrant (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company). The share amounts described above are prior to, and will be adjusted to reflect, the three for one forward split described below. Each such warrant shall be exercisable for a period beginning one year after the date of signature of the Research Agreement and ending at the later of the following:

      o     one year following the termination of the Research Agreement; and

      o ten years after the date of signature of the Research Agreement and to have such further terms and conditions as shall be satisfactory to Yeda and the Company.

      The Company also undertakes to pay to Yeda the following:

      o with regard to the first year of the research period (commencing on April 9, 2003), the amount of US $450,000 of which a non-refundable installment of US $225,000 shall be due and payable on October 9, 2003 and a non-refundable installment of US $225,000 shall be due and payable on January 9, 2004; (These amounts are in addition to $ 450,000 paid earlier, on account of the research for the first year).

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

      The Company has also agreed that within one year from the date of the Research Agreement, the Company will submit a development program to Yeda for its approval. The Company further undertakes to use its best efforts to commercialize the licensed products. The Company also agreed to pay Yeda a license fee as follows:

      o     $50,000 per year commencing on April 9, 2006;

      o     4% of net sales of all products using the licensed technology;

      o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and o 16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS - FISCAL QUARTER ENDED OCTOBER 31, 2003 COMPARED TO THE FISCAL QUARTER ENDED OCTOBER 31, 2002

Revenues and Cost of Goods Sold

      The Company is in its development stage therefore has no revenues and cost of goods sold.

Operating expenses

      Operating  expenses  for the quarter  ended  October 31, 2003  amounted to

$9,766,040. These expenses reflect the commencement of its development operation. The R&D expenses amounted to $536,515. The most significant R&D expense was related to R&D activities performed by Yeda in the amount of $450,000. Cost related to warrants granted in consideration of research and license agreement amounted to $5,475,670 reflects expenses related to warrants granted to scientists associated with the Company Rerearch activities. The Company has Marketing expenses of $15,340 and General and administrative expenses totaling $204,765. The General and administrative expenses were attributed mainly to the company legal expenses and provision to D&O insurance. Cost related to warrants and shares granted to service providers amounted to $3,533,750 reflects expenses related to warrants granted to service providers associated with the Company development activities. The Company did not have operating expenses for the quarter ended October 31, 2002.

Earnings (loss) from discontinued operations of a segment of a business

      As a result of the disposal of its activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels the Company has an earning of $12,156 in the quarter ending October 31, 2003 compared to a loss of $3,156 in the quarter ending October 31, 2002.

Net loss

      As a result the Company incurred a net loss of $9,753,759 for the quarter ending October 31, 2003, as compared to a net loss of $3,156 for the period ending October 31, 2002.

Liquidity and capital resources

      The Company's cash and cash equivalents were $458,013 as of October 31, 2003, compared to none as of October 31, 2002. This increase is attributed to funds received on account of a private placement that the company is conducting (see note 6 to the financial statement). The Company has a working capital of $351,817 as of October 31, 2003 compared to none as of October 31, 2002. The Company plans to continue to finance its operations through a combination of stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of its planned products.

Item 3. Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange
      Act) as of October 31, 2003. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)   Changes in internal controls.

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Change in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit     Description

      31.1 Certification of the Chief Executive Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On October 14, 2003, the Company filed a Form 8-K reporting, under Item 5, the entering into of a Research and License Agreement with Yeda research and Development Company Limited.

On November 5, 2003, the Company filed a Form 8-K reporting, under Item 5, the amendment of the Research and License Agreement with Yeda research and Development Company Limited and the forward split of its common stock.

On November 10, 2003, the Company filed a Form 8-K reporting, under Item 4, the resignatiuon of Manning Elliot, Chartered Accountants, at its independent auditors.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended September 30, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

January 13, 2004

                  TISSERA, INC.

                  By    /s/Vicki Rabenou
                        Vicki Rabenou
                        Chief Executive Officer


                  By    /s/Alex Werber
                        Alex Werber
                        Chief Financial Officer