Form 10QSB
period 2004-01-31
TISSERA INC
filed 2004-03-16
CIK 1122573

===============================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the quarterly period ended January 31, 2004.

Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from            to
                                            ----------    ----------
                         Commission file number: 0-32801

                                  TISSERA, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                BERT Logic, Inc.
                           (Former Name of Registrant)

               WASHINGTON                                       91-2034750
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation of organization)                         Identification No.)

    17 HATA'ASIA STREET, OR YEHUDA                             60212  ISRAEL
(Address of principal executive offices)                        (Zip Code)

            Issuer's telephone number: +972-542-544-344/(214)668-1897


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

As of March 15, 2004, the registrant had 22,380,740 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes      No  X
                                                               --      ---

===============================================================================

TISSERA, INC.

INDEX


PART I.  FINANCIAL INFORMATION                                               PAGE NUMBER
------------------------------                                               -----------

Item 1.  Financial statements
                  (unaudited)

         Consolidated Balance Sheets                                               3

         Consolidated Statements of Operations                                     4

                  Consolidated Statements of Changes in Stockholders'
                  Equity (Deficiency)                                              5

         Consolidated Statements of Cash Flows                                     6

                  Notes to Financial Statements                                 7-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      13

Item 3.   Controls and Procedures                                                 16

PART II.  OTHER INFORMATION                                                       17
---------------------------

Item 1. Legal Proceedings                                                         17

Item 2.  Change in Securities                                                     17

Item 3.  Defaults Upon Senior Securities                                          17

Item 4.  Submission of Matters to Vote of Security Holders                        17

Item 5.  Other Information                                                        17

Item 6.  Exhibits and Reports on Form 8-K                                         17

SIGNATURES                                                                        18

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                        JANUARY 31,     JULY 31,
                                                                           2004            2003
                                                                        -----------    -----------
                                                                         UNAUDITED       AUDITED
                                                                        -----------    -----------
    ASSETS

CURRENT ASSETS:
  Cash                                                                      600,655             --
  Prepaid expenses                                                          190,229             --
                                                                        -----------    -----------

Total current assets                                                        790,884             --
                                                                        -----------    -----------

ASSETS ATTRIBUTED TO DISCONTIUNUED OPERATIONS                                    --          7,853
                                                                        -----------    -----------

Total assets                                                                790,884          7,853
                                                                        ===========    ===========

    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Related parties - shareholders                                              1,023             --
  Accounts payable                                                           40,844             --
  Accrued expenses                                                          123,006             --
                                                                        -----------    -----------
                                                                            164,873             --
                                                                        -----------    -----------

ACCRUED SEVERANCE PAY                                                         4,640             --
                                                                        -----------    -----------
LIABILITIES ATTRIBUTED TO DISCONTINUED OPERATIONS                             2,500         17,677
                                                                        -----------    -----------
Total liabilities                                                           172,013         17,677
                                                                        -----------    -----------

SHAREHOLDERS' EQUITY (DEFICIENCY):
  Common shares of $ 0.0001 par value each -
    Authorized: 100,000,000 shares as of July 31, 2003 and January 1,
      2004; Issued and outstanding: 18,036,000 shares as of July 31,
      2003 and January 31, 2004                                               1,804          1,804
    Preferred shares of $ 0.0001 par value each -
    Authorized: 20,000,000 shares as of July 31, 2003 and January 1,
      2004; Issued and outstanding: 0 shares as of July 31,2003 and
      January 31, 2004                                                           --             --
  Additional paid-in capital                                              9,938,865         93,196
  Receipts on account of shares                                           1,801,470             --
  Accumulated deficit                                                   (11,123,268)      (104,824)
                                                                        -----------    -----------

Total shareholders' equity (deficiency)                                     618,871         (9,824)
                                                                        -----------    -----------

Total liabilities and shareholders equity (deficiency)                      790,884          7,853
                                                                        ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
IN U.S. DOLLARS



                                                                                                      FROM
                                                                                                     MAY 31,
                                                                                                      2000
                                                                                                   (INCEPTION
                                                 THREE MONTHS ENDED        SIX MONTHS ENDED           DATE)
                                                     JANUARY 31,              JANUARY 31,           THROUGH
                                             -----------------------   ------------------------    JANUARY 31,
                                                2004         2003         2004          2003          2004
                                             ----------   ----------   ----------    ----------    ----------
                                                                         UNAUDITED
                                             -----------------------------------------------------------------
Operating expenses:

  Research and development                     312,561         --        849,076             --        849,076
  Cost related to warrants granted in
      consideration of research and
      license agreement                        836,249         --      6,311,919             --      6,311,919
  Marketing                                         --         --         15,340             --         15,340
  General and administrative                   115,220         --        319,985             --        319,985
  Cost related to warrants and shares
      granted to service providers                  --         --      3,533,750             --      3,533,750
                                           -----------    -------    -----------    -----------    -----------

                                             1,264,030         --     11,030,070             --     11,030,070
Financial expenses, net                            655         --            530             --            530
                                           -----------    -------    -----------    -----------    -----------

Net loss from continuing operations for
   the period                               (1,264,685)        --    (11,030,600)            --    (11,030,600)
Income (loss) from discontinued
   operations of a segment of a business            --    (12,043)        12,156        (15,199)       (92,668)
                                           -----------    -------    -----------    -----------    -----------


Net loss for the period                     (1,264,685)   (12,043)   (11,018,444)       (15,199)   (11,123,268)
                                           ===========    =======    ===========    ===========    ===========

Basic net loss per share from continuing         (0.07)                    (0.62)            --
                                           ===========    =======    ===========    ===========    ===========

Basic net loss per share from
   discontinued operations                          --    (0.0006)       (0.0007)     (0.0008)
                                           ===========    =======    ===========    ===========    ===========

Weighted average shares outstanding         18,036,000  18,036,000    18,036,000     18,036,000
                                           ===========    =======    ===========    ===========    ===========


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

                                                                                                TOTAL
                                                   ADDITIONAL     RECEIPTS                  SHAREHOLDERS'
                                       SHARE        PAID-IN      ON ACCOUNT   ACCUMULATED      EQUITY
                                      CAPITAL       CAPITAL      OF SHARES      DEFICIT     (DEFICIENCY)
                                    -----------   -----------   -----------   -----------   -------------
Balance as of May 31, 2000                   --            --            --            --             --

Stock issued for cash on May 31,
                             2000         1,504         8,496            --            --         10,000
Net loss for the period                      --            --            --        (4,784)        (4,784)
                                    -----------   -----------   -----------   -----------    -----------

Balance as of July 31, 2000               1,504         8,496            --        (4,784)         5,216

Stock issued for cash on July 17,
                             2001           300        39,700            --            --         40,000
Contribution of capital                      --        15,000            --            --         15,000
Net loss for the year                        --            --            --       (30,415)       (30,415)
                                    -----------   -----------   -----------   -----------    -----------

Balance as of July 31, 2001               1,804        63,196            --       (35,199)        29,801

Contribution of capital                      --        15,000            --            --         15,000
Net loss for the year                        --            --            --       (38,781)       (38,781)
                                    -----------   -----------   -----------   -----------    -----------

Balance as of July 31, 2002               1,804        78,196            --       (73,980)         6,020

Contribution of capital                      --        15,000            --            --         15,000
Net loss for the year                        --            --            --       (30,844)       (30,844)
                                    -----------   -----------   -----------   -----------    -----------

Balance as of July 31, 2003               1,804        93,196            --      (104,824)        (9,824)

Receipts on account of 1,535,164
  Common shares net of issuance
  expenses of $117,486                       --            --     1,801,470            --      1,801,470
Cost related to warrants granted
  in consideration of research
  and license agreement                      --     6,311,919            --            --      6,311,919
Expenses related to warrants and
  shares granted to service
  providers                                  --     3,533,750            --            --      3,533,750
Net loss for the period                      --            --            --   (11,018,444)   (11,018,444)
                                    -----------   -----------   -----------   -----------    -----------

Balance as of January 31, 2004            1,804     9,938,865     1,801,470   (11,123,268)       618,871
                                    ===========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
IN U.S. DOLLARS


                                                                                                         FROM
                                                                                                     MAY 31, 2000
                                                                              SIX MONTHS ENDED       (INCEPTION
                                                                                  JANUARY 31,        DATE) THROUGH
                                                                      -----------------------------    JANUARY 31,
                                                                           2004            2003          2004
                                                                      -------------   -------------- -------------
                                                                                        UNAUDITED
                                                                      --------------------------------------------

Cash flows from operating activities:

  Net loss                                                             (11,018,444)            --   (11,123,268)
  Adjustments required to reconcile net loss to net cash provided by
     (used in) operating activities:                                            --
  Cost related to warrants granted in consideration of research and
    license agreement                                                    6,311,919             --     6,311,919
  Expenses related to warrants and shares granted to services
    providers                                                            3,533,750             --     3,533,750
  Changes in operating assets and liabilities:
   Increase in prepaid expenses                                           (190,229)            --      (190,229)
   Increase in related parties - shareholders                                1,023             --         1,023
   Increase in accounts payable and accrued expenses                       163,850             --       163,850
   Increase in severance pay                                                 4,640             --         4,640
                                                                       -----------    -----------   -----------

Net cash used in continuing operating activities                        (1,193,491)            --    (1,298,315)
Net cash provided by (used in) discontinued operating activities           (12,677)           486        77,759
                                                                       -----------    -----------   -----------

Total net cash provided by (used in) operating activities               (1,206,168)           486    (1,220,556)
                                                                       -----------    -----------   -----------

Cash flows from investing activities:

  Net cash used in discontinued investing activities                            --             --       (15,000)
                                                                       -----------    -----------   -----------

Total net cash used in investing activities                                     --             --       (15,000)
                                                                       -----------    -----------   -----------

Cash flows from financing activities:

  Receipts on account of shares                                          1,801,470             --     1,801,470
                                                                       -----------    -----------   -----------

Net cash provided by continuing financing activities                     1,801,470             --     1,801,470
Net cash flows provided by discontinued financing activities                    --             --        34,741
                                                                       -----------    -----------   -----------

Total net cash provided by financing activities                          1,801,470             --     1,836,211
                                                                       -----------    -----------   -----------

Increase in cash and cash equivalents                                      595,302            486       600,655
Cash and cash equivalents at beginning of period                             5,353          6,787            --
                                                                       -----------    -----------   -----------

Cash and cash equivalents at end of period                                 600,655          7,273       600,655
                                                                       ===========    ===========   ===========

Non-cash financing activities:

Licenses purchased against notes payable                                        --             --        28,000
                                                                       ===========    ===========   ===========

Supplemental disclosures:

Interest paid                                                                   --            935         1,059
                                                                       ===========    ===========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:-  GENERAL

          Tissera Inc. ("the Company") was incorporated under the laws of the state of Washington on May 31, 2000.

          On September 4, 2003, the former president of Bert Logic Inc. completed a share purchase agreement with the Company's existing shareholders, who purchased 15,000,000 shares of the currently issued and outstanding 18,036,000 of the Company's Common shares. In connection with the consummation of the transaction, the president of the Company resigned as president and sole director of the Company. Pursuant to the agreement, the Company entered into an amended license agreement to sell Bit Error Rate Testers on a worldwide non-exclusive basis. In exchange, the Company obtained forgiveness of the remaining promissory note of $ 10,299, and accrued interest of $ 2,436. Also, in connection with the transaction, the former president of the Company agreed to forgive his shareholders' loan, in the amount of $ 2,442.

          Following the share purchase agreement dated September 4, 2003, the management of the Company has decided to discontinue all activities related to the sales of Bit Error Rate Testers, used for the integrity and reliability of communication channels. The discontinuation of their activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

             Severance expenses for the six months period ended January 31, 2004, were $ 4,640.

          e. Comprehensive income:

             SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. As at January 31, 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

          f. Basic earnings (loss) per share:

             Basic earnings (loss) per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". Basic earnings (loss) per share are calculated using the weighted average number of Common shares outstanding each period. The Company has excluded from the calculation of the weighted average number of shares 1,535,164 shares related to receipt on account of shares that shares were not issued as of the balance sheet date.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

          h. Principles of consolidation:

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

          i. Reclassification:

             Certain amounts from prior years have been reclassified to conform to the current year representation. The reclassification had no effect on previously reported net loss, shareholders equity and cash flows.

          j. Recent accounting pronouncements:

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2:-  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

          k. Interim financial statements:

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

          The Company committed to grant Yeda, within 120 days of the date on which the Agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 900 to purchase up to 2.23% of the issued and outstanding Common shares of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1,100 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of Common shares that Yeda may exercise under the warrants shall be 2,315,139 and 2,771,937 respectively (in each case as such number of Common shares shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company). Each such warrant shall be exercisable for a period beginning one year after the date on which the Agreement is signed, and ending at the later of (a) one year following the termination of the Agreement and (b) 10 years after the date on which the Agreement is signed. As of the balance sheet date, the Company has not yet granted Yeda the warrants.

          The Company also paid to Yeda the following: (i) with regard to the first year of the research period (commencing on April 9, 2003), the amount of $ 450,000 of which a non-refundable installment of $ 225,000 was due October 9, 2003 and was paid in December 2003 and a non-refundable installment of $ 225,000 was due on January 9, 2004 and was paid in December 2003 (These amounts are in addition to $ 450,000 paid earlier, on account of the research for the first year); and (ii) with regard to the second and third years of the research period, respectively, an amount which shall be not less than $ 900,000 and not more than $ 1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal quarterly non-refundable installments, payable in advance at the beginning of each three month period during such year. If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be $ 900,000 and Yeda shall procure the performance of research for such reduced amount.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3:-  RESEARCH AGREEMENT (CONT.)

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

NOTE 5:-  SHASREHOLDERS' EQUITY

          a. The Company has granted 7,905,931 warrants to purchase Common shares of par value $0.0001, and shares, at no additional consideration. The warrants and shares were granted to service providers, in exchange for research and development services and general and administrative services. Out of the total warrants 4,847,400 warrants are fully vested and non-forfeited as of the commitment date, and 381,531 warrants are vested over a period of three years. The Company accounted for such warrants under the provision of EITF 96-18, and the fair value of warrants was recorded as research and development expenses and general and administrative expenses at the commitment date.

          b. The Company has granted to certain brokers 172,480 warrants to purchase Common shares of par value $ 0.0001 at an exercise price of $ 0.1. In addition, the Company granted to these brokers 397,440 warrants to purchase Common shares of par value $ 0.0001 at an exercise price at the range of $3.75 - $6.00. The fair value of the warrants was accounted for as issuance expense and was deducted for the Company's equity.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6:-  SUBSEQUENT EVENTS

          Private placement:

          a. As of March 2004, the Company has sold 1,767,200 units at a price per unit of $1.25. Each unit consists of one share of common stock and three common stock purchase warrants. As of March 12, 2004, the Company raised gross proceeds in the amount of $2,209,000. In addition, the Company granted the investors 5,301,600 warrants with an exercise price in the range of $3.75 to $6.00. The warrants are exercisable within a period of six months to two years from the date of issuance. In connection with the sale of the units, the Company issued 397,400 warrants with an exercise price in the range of $3.75 to $6.00. The warrants are exercisable within a period of six months to two years from the date of issuance.

          b. Subsequent to the balance sheet date, the Company has granted to certain employees 1,965,314 options to purchase 1,965,314 of the Company's Common shares at an exercise price of $0.30 per share. The options are vested over a period of two years.

          c. On February 18, 2004, the Company granted to two of its Directors 541,080 options to purchase 541,080 of the Company's Common shares at an exercise price of $1. The options are vested over a period of three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Cautionary Statements
--------------------------------------------------

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

Overview
--------

The Company was incorporated under the laws of the State of Washington on May 31, 2000. The Company develops, tests and intends to commercialize tissue transplantation therapies based on an approach employing organ-specific precursor tissues. The Company's future approach involves harvesting embryonic mammalian tissue at the earliest stage at which stem cells commit to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The technology of tissue transplantation was developed by Prof. Reisner's lab at the Weizman Institute. The Company entered into a Research and License Agreement with Yeda Research and Development Company Limited ("Yeda"), which is located in Rehovot, Israel. Yeda is the technology transfer office of the Weizman Institute of Science. The research is conducted in the Weizman Institute under the supervision of Professor Yair Reisner of the Department of Immunology. The Company holds a world-wide license that shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States, or the equivalent in any other country in which the products are sold.

Our principal offices are located at 17 Hata'asia street Or Yehuda 60212 Israel, and our telephone number is +972-54-544-344 or (214) 668-1897. The Company was formed under the laws of the state of Washington.

The Company is at development stage and, as a result, is devoting substantially all of its efforts toward conducting research and development activities, raising capital, pursuing regulatory approval, recruiting personal and building its infrastructure. The Company has discontinued all activities related to the activities of selling a bit error rate tester, used for the integrity and reliability of communication channels.

Significant Transactions and Events
-----------------------------------

Change in Ownership and Amendment of License
--------------------------------------------

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

On October 1, 2004, the Company nominated Dr. Vicki Rabenou, MD, as the Chief Executive Officer of the Company and as a director and Chief Executive Officer of Tissera Ltd, a wholly-owned subsidiary of the Company, located in Israel. Further, on March 15, 2004, Dr. Rabenou was elected as a director of the Company. Further, in December 2003, Meir Segev was appointed to the Board of Directors.

Research Agreement
------------------

On October 8, 2003, the Company entered into a Research and License Agreement (the "Research Agreement") with Yeda Research and Development Company Limited located in Rehovot, Israel. The agreement relates to the rights of the Company to license from Yeda the research conducted, and to be conducted, at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The license granted to the Company by Yeda shall expire at the later of the following:

         o    the expiration of the patents in the country of sale; or
         o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

In consideration for entering into the Research Agreement, the Company has issued Yeda:

         o a warrant, exercisable at an aggregate exercise price of US $900, to purchase up to 2.23% of the issued and outstanding shares of common stock of the Company immediately following the exercise of such warrant; and
         o a warrant, exercisable at an aggregate exercise price of US $1,100 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant.

However, the maximum number of shares of common stock that Yeda may exercise under the warrants shall be 2,315,139 and 2,771,937, respectively (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company. Each such warrant shall be exercisable for a period beginning one year after the date of signature of the Research Agreement and ending at the later of the following:

         o    one year following the termination of the Research Agreement; and
         o ten years after the date of signature of the Research Agreement and to have such further terms and conditions as shall be satisfactory to Yeda and the Company.

As further consideration, the Company also paid to Yeda the following:

         o with regard to the first year of the research period (commencing on April 9, 2003), the amount of $450,000, of which a non-refundable installment of $225,000 was due and paid on October 9, 2003 and a non-refundable installment of $225,000 was due and paid on January 9, 2004 (these amounts are in addition to $450,000 paid earlier, on account of the research for the first year); and
         o with regard to the second and third years of the research period, respectively, an amount which shall be not less than $900,000 and not more than $ 1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal quarterly non-refundable installments, payable in advance at the beginning of each three month period during such year. If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be $ 900,000 and Yeda shall procure the performance of research for such reduced amount.

The Company undertakes to make its best effort to commercialize the licensed products. The Company also agreed to pay Yeda a license fee including the following

         o $50,000 per year, to be paid commencing the first year after the completion of research and development period;
         o    4% of net sales of all products using the licensed technology;
         o 33% of all sublicense fees for all agreements entered into within one year following the Agreement date, and
         o 16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2003

The Company has entered into a Research and License Agreement with Yeda Research and Development Company Limited located in Rehovot, Israel. The Research Agreement relates to the rights of us to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. The Company will sponsor research in Prof. Reisner's laboratory for three years. Prof. Reisner's team is continuing the research of applications employing kidney precursor tissue. Prof. Reisner plans to begin experiments implanting kidney precursor tissues harvested from human and pig embryos into pigs and monkeys. This will allow scientists to monitor the growth of precursor tissues in a large animal, to develop appropriate surgical techniques, to optimize the amount of tissue transplanted and to determine the most suitable use of immunosuppressive drugs. The Company will initially seek approval through pre-clinical development in Israel and/or Europe. In order to satisfy our cash requirements for the next 12 months, including payments pursuant to our license agreement, we will need to raise additional funds. In the next 12 months, we do not expect a significant increase in the number of employees and we do not expect the purchase or sale of significant plant or equipment.

Revenues and Costs of Goods Sold
--------------------------------

The Company is in its development stage therefore has no revenues and cost of goods sold.

Operating expenses
------------------

Operating expenses for the quarter ended January 31, 2004 amounted to $1,264,030. These expenses reflect the commencement of its development stage operations. The research and development expenses amounted to $312,561. The most significant research and development expense was related to research and development activities performed by Yeda in the amount of $280,328. Expenses related to the issuance of warrants granted in consideration of entering into the Research Agreement amounted to $836,249, which was primarily attributable to the warrant granted to Yeda. The Company had general and administrative expenses totaling $115,220. The general and administrative expenses were attributed mainly to the Company's legal expenses and directors and officers insurance. The Company did not have operating expenses for the quarter ended January 31, 2003.

(Loss) from discontinued operations of a segment of a business
--------------------------------------------------------------

As a result of the discontinuance of its activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels, the Company had a Loss of $12,043 in the quarter ending January 31, 2003. Such activity did not exist in the quarter ending January 31, 2004.

Net loss
--------

As a result of the above activities, the Company incurred a net loss of $1,264,685 for the six months ending January 31, 2004, as compared to a net loss of $12,043 for the period ending January 31, 2003.

Liquidity and capital resources
-------------------------------

The Company's cash and cash equivalents were $600,655 as of January 31, 2004, compared to none as of January 31, 2003. This increase is attributed to funds received on account of a private placement that the Company conducted (see note 6 of the financial statement). The Company had a working capital of $626,012 as of January 31, 2004, compared to none as of January 31, 2003. The Company plans to continue to finance its operations through a combination of private placements of its securities, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of its planned products.

ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange
     Act) as of January 31, 2004. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

     Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

As of March 2004, the Company has sold 1,767,200 units at a price per unit of $1.25. Each unit consists of one share of common stock and three common stock purchase warrants. As of March 12, 2004, the Company raised gross proceeds in the amount of $2,209,000. In addition, the Company granted the investors 5,301,600 warrants with an exercise price in the range of $3.75 to $6.00. The warrants are exercisable within a period of six months to two years from the date of issuance. In connection with the sale of the units, the Company issued 397,400 warrants with an exercise price in the range of $3.75 to $6.00. The warrants are exercisable within a period of six months to two years from the date of issuance.

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

On November 10, 2003, the Company filed a Form 8-K reporting, under Item 4, the resignation of Manning Elliot, Chartered Accountants, at its independent auditors.

On January 12, 2004, the Company filed a Form 8-K reporting, under Item 4, the appointment of Ernst & Young LLP at its independent auditors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended January 31, 2004 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                  TISSERA, INC.

                  By:   /s/Vicki Rabenou
                        -----------------------
                        Vicki Rabenou
                        Chief Executive Officer


                  By:   /s/Alex Werber
                        -----------------------
                        Alex Werber
                        Chief Financial Officer