Form 10QSB
period 2004-04-30
TISSERA INC
filed 2004-06-18
CIK 1122573

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

                 For the quarterly period ended April 30, 2004.

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

                    Issuer's telephone number: +972-3-6344107

              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ---     ---

As of June 16, 2004, the registrant had 26,675,637 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes     No X
                                                              ---    ---

================================================================================

TISSERA, INC.

INDEX

PART I. FINANCIAL INFORMATION                                      PAGE NUMBER
-----------------------------                                      -----------


Item 1.    Consolidated Financial Statements (unaudited)

           Consolidated Balance Sheets                                  2

           Consolidated Statements of Operations                        3

           Consolidated Statements of Changes in Stockholders'
                     Equity (Deficiency)                                4

           Consolidated Statements of Cash Flows                        5

           Notes to Financial Statements                               6-12

Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations                         13

Item 3.    Controls and Procedures                                     17

PART II. OTHER INFORMATION
--------------------------

Item 1.    Legal Proceedings                                           17

Item 2.    Change in Securities                                        17

Item 3.    Defaults Upon Senior Securities                             17

Item 4.    Submission of Matters to Vote of Security Holders           17

Item 5.    Other Information                                           17

Item 6.    Exhibits and Reports on Form 8-K                            17

SIGNATURES                                                             18

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                APRIL 30,            JULY 31,
                                                                                                  2004                 2003
                                                                                            -----------------    -----------------
                                                                                                UNAUDITED             AUDITED
                                                                                            -----------------    -----------------
      ASSETS

 CURRENT ASSETS:
    Cash                                                                                          5,270,270                   --
    Related parties - shareholders                                                                      918                   --
    Prepaid expenses and other current assets                                                       181,995                   --
                                                                                            -----------------    -----------------

 Total current assets                                                                             5,453,183                   --
                                                                                            -----------------    -----------------

 PROPERTY AND EQUIPMENT, NET                                                                         30,925                   --
                                                                                            -----------------    -----------------

 ASSETS ATTRIBUTED TO DISCONTIUNUED OPERATIONS                                                           --                7,853
                                                                                            -----------------    -----------------

 Total assets                                                                                     5,484,108                7,853
                                                                                            =================    =================

      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

 CURRENT LIABILITIES:
    Accounts payable                                                                                 58,987                   --
    Accrued expenses                                                                                215,883                   --
                                                                                            -----------------    -----------------

                                                                                                    274,870                   --
                                                                                            -----------------    -----------------

 ACCRUED SEVERANCE PAY                                                                                8,665                   --
                                                                                            -----------------    -----------------

 LIABILITIES ATTRIBUTED TO DISCONTINUED OPERATIONS                                                    2,500               17,677
                                                                                            -----------------    -----------------

 Total liabilities                                                                                  286,035               17,677
                                                                                            -----------------    -----------------

 SHAREHOLDERS' EQUITY (DEFICIENCY):
    Common shares of $ 0.0001 par value each -
      Authorized: 100,000,000 shares as of July 31, 2003 and April 30, 2004; Issued and outstanding: 18,036,000 and 26,315,547 shares as of July 31, 2003 and
        April 30, 2004, respectively                                                                  2,632                1,804
      Preferred shares of $ 0.0001 par value each -
      Authorized: 20,000,000 shares as of July 31, 2003 and April 30, 2004; Issued
        and outstanding: 0 shares as of July 31,2003 and April 30, 2004                                  --                   --
    Additional paid-in capital                                                                   33,268,751               93,196
    Accumulated deficit                                                                         (28,073,310)            (104,824)
                                                                                            -----------------    -----------------

 Total shareholders' equity (deficiency)                                                          5,198,073               (9,824)
                                                                                            -----------------    -----------------

 Total liabilities and shareholders equity (deficiency)                                           5,484,108                7,853
                                                                                            =================    =================


The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                                FROM
                                                                                                            MAY 31, 2000
                                                                                                            (INCEPTION
                                                      THREE MONTHS ENDED        NINE MONTHS ENDED           DATE) THROUGH
                                                           APRIL 30,                  APRIL 30,                 APRIL 30,
                                                -----------    -----------    -----------    -----------    -----------
                                                   2004          2003            2004            2003          2004
                                                -----------    -----------    -----------    -----------    -----------
                                                                               UNAUDITED
                                                -----------    -----------    -----------    -----------    -----------
Operating expenses:

   Research and development                         310,736             --      1,159,813             --      1,159,813
   Cost related to warrants granted in
        consideration of research and license
        agreement                                 8,976,461             --     15,288,380             --     15,288,380
   Marketing                                          8,948             --         24,288             --         24,288
   General and administrative                       170,776             --        490,761             --        490,761
   Cost related to warrants and shares
        granted to service providers              4,147,150             --      7,680,900             --      7,680,900
   Stock based compensation related to
        options and shares granted to
        employees and directors                   2,960,175             --      2,960,175             --      2,960,175
                                                -----------    -----------    -----------    -----------    -----------

                                                 16,574,246             --     27,604,317             --     27,606,317
Derivative loss                                     371,112        371,112        371,112
Financial expenses, net                               4,683             --          5,213             --          5,213
                                                -----------    -----------    -----------    -----------    -----------

Net loss from continuing operations for the
    period                                      (16,950,041)            --    (27,980,642)            --    (27,980,642)
Income (loss) from discontinued operations of
    a segment of a business                              --         (6,321)        12,156        (21,370)       (92,668)
                                                -----------    -----------    -----------    -----------    -----------

Net loss for the period                         (16,950,041)        (6,321)   (27,968,486)       (21,370)   (28,073,310)
                                                ===========    ===========    ===========    ===========    ===========

Basic net loss per share from continuing
    operations                                       (0.697)            --         (1.382)            --
                                                ===========    ===========    ===========    ===========

Basic net earnings (loss) per share from
    discontinued operations                              --        (0.0004)        0.0006        (0.0001)
                                                ===========    ===========    ===========    ===========

Weighted average shares outstanding              24,313,981     18,036,000     20,236,913     18,036,000
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                   TOTAL
                                               SHARE CAPITAL                      ADDITIONAL    SHAREHOLDERS'
                                         -----------------------     PAID-IN      ACCUMULATED      EQUITY
                                          NUMBER        AMOUNT       CAPITAL       DEFICIT       (DEFICIENCY)
                                         ----------   ----------   -----------    -----------    -----------
Balance as of May 31, 2000                       --           --            --             --             --


Stock issued for cash on May 31, 2000    15,036,000        1,504         8,496             --         10,000
Net loss for the period                          --           --        (4,784)        (4,784)
                                         ----------   ----------   -----------    -----------    -----------

Balance as of July 31, 2000              15,036,000        1,504         8,496         (4,784)         5,216


Stock issued for cash on July 17, 2001    3,000,000          300        39,700             --         40,000
Contribution of capital                          --           --        15,000             --         15,000
Net loss for the year                            --           --            --        (30,415)       (30,415)
                                         ----------   ----------   -----------    -----------    -----------

Balance as of July 31, 2001              18,036,000        1,804        63,196        (35,199)        29,801

Contribution of capital                          --           --        15,000             --         15,000
Net loss for the year                            --           --            --        (38,781)       (38,781)
                                         ----------   ----------   -----------    -----------    -----------

Balance as of July 31, 2002              18,036,000        1,804        78,196        (73,980)         6,020

Contribution of capital                          --       15,000            --         15,000
Net loss for the year                            --           --       (30,844)       (30,844)
                                         ----------   ----------   -----------    -----------    -----------

Balance as of July 31, 2003              18,036,000        1,804        93,196       (104,824)        (9,824)


Stock issued for cash net of $833,188
   issuance expenses                      7,966,858          797     6,874,988             --      6,875,785
Cost related to warrants granted in              --
   consideration of research and
   license agreement                             --   15,288,380            --     15,288,380
Expenses related to warrants and                 --
   shares granted to service providers           --    7,680,900            --      7,680,900
Expenses related to warrants and                 --
   shares granted to employees and
   directors                                     --    2,960,175            --      2,960,175
Exercise of options                         312,489           31            --             --             31

Change in the value of warrants                  --           --       371,112             --        795,000
Net loss for the period                          --           --            --    (27,986,486)   (27,986,486)
                                         ----------   ----------   -----------    -----------    -----------

Balance as of April 30, 2004             26,315,347        2,632    33,268,751    (28,073,310)     5,198,073
                                         ==========   ==========   ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

                                                                                                                  FROM
                                                                                                              MAY 31, 2000
                                                                                                             (INCEPTION DATE)
                                                                                      NINE MONTHS ENDED         THROUGH
                                                                                          APRIL 30,             APRIL 30,
                                                                                  -------------------------    -----------
                                                                                      2004          2003           2004
                                                                                  -----------    ----------    -----------
                                                                                                 UNAUDITED
                                                                                  -----------------------------------------
Cash flows from operating activities:
   Net loss                                                                       (27,986,486)           --    (28,073,310)
   Adjustments required to reconcile net loss to net cash provided by (used in)
      operating activities:                                                                --
   Amortization                                                                           867           867
   Cost related to warrants granted in consideration of research and license
     agreement                                                                     15,288,380            --     15,288,380
   Expenses related to warrants and shares granted to services providers            7,680,900            --      7,680,900
   Expenses related to warrants and shares granted to employees and directors       2,960,175     2,960,175
  Changes in operating assets and liabilities:

    Change in the value of warrants                                                   371,112            --        371,112
    Increase in prepaid expenses                                                     (181,995)           --       (181,995)
    Increase in related parties - shareholders                                           (918)           --           (918)
    Increase in accounts payable and accrued expenses                                 274,870            --        274,870
    Increase in accrued severance pay                                                   8,665            --          8,665
                                                                                  -----------    ----------    -----------

Net cash used in continuing operating activities                                   (1,566,430)           --     (1,671,254)
Net cash provided by (used in) discontinued operating activities                      (12,677)        7,065         77,759
                                                                                  -----------    ----------    -----------

Total net cash provided by (used in) operating activities                          (1,579,107)        7,065     (1,593,495)
                                                                                  -----------    ----------    -----------

Cash flows from investing activities:

   Purchase of property and equipment                                                 (31,792)           --        (31,792)
                                                                                  -----------    ----------    -----------

   Net cash used in continued investing activities                                    (31,792)           --        (31,792)
Net cash used in discontinued investing activities                                         --            --        (15,000)
                                                                                  -----------    ----------    -----------

Total net cash used in investing activities                                           (31,792)           --        (46,792)
                                                                                  -----------    ----------    -----------

Cash flows from financing activities:

   Issuance of shares, net                                                          6,875,785            --      6,875,785
   Exercise of options                                                                     31            --             31
                                                                                  -----------    ----------    -----------

Net cash provided by continuing financing activities                                6,875,816            --      6,875,816
Net cash flows provided by (used in) discontinued financing activities                     --        (6,600)        34,741
                                                                                  -----------    ----------    -----------

Total net cash provided by (used in) financing activities                           6,875,816        (6,600)     6,910,557
                                                                                  -----------    ----------    -----------

Increase in cash and cash equivalents                                               5,264,917           465      5,270,270
Cash and cash equivalents at beginning of period                                        5,353         6,787             --
                                                                                  -----------    ----------    -----------

Cash and cash equivalents at end of period                                          5,270,270         7,252      5,270,270
                                                                                  ===========    ==========    ===========

Non-cash financing activities:

Licenses purchased against notes payable                                                   --            --         28,000
                                                                                  ===========    ==========    ===========

Supplemental disclosures:

Interest paid                                                                              --           935          1,059
                                                                                  ===========    ==========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 1:-    GENERAL

            Tissera Inc. ("the Company") was incorporated under the laws of the State of Washington on May 31, 2000.

            On September 4, 2003, the former president of Bert Logic Inc. completed a share purchase agreement with the Company's existing shareholders, who purchased 15,000,000 shares of the then issued and outstanding 18,036,000 of the Company's Common shares. In connection with the consummation of the transaction, the president of the Company resigned as president and sole director of the Company. Pursuant to the agreement, the Company entered into an amended license agreement to sell Bit Error Rate Testers on a worldwide non-exclusive basis. In exchange, the Company obtained forgiveness of the remaining promissory note of $ 10,299, and accrued interest of $ 2,436. Also, in connection with the transaction, the former president of the Company agreed to forgive his shareholders' loan, in the amount of $ 2,442.

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

            On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc."

            On  October  27,  2003  the  Company   incorporated  a  wholly-owned
            subsidiary in Israel, Tissera Ltd.

            The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is actively pursuing financing through a private placement The process of developing commercial products will require significant additional expenditures for research and development, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES

            The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are:

            a.    The Company's fiscal year ends on July 31, 2003.

            b.    Cash and cash equivalents:

                  The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

            c.    Research and development costs:

                  Research and development costs are charged to expenses as incurred.

            d.    Severance pay:

                  The liability of the Company for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. The subsidiary's employees are entitled to one month's salary for each year of employment or a portion thereof. The liability for all of the employees is fully provided by an accrual.

                  Severance expenses for the nine months period ended April 30, 2004, were $8,665.

            e.    Comprehensive income:

                  SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and presentation of comprehensive income and its components in the financial statements. As at April 30, 2004, the Company has no items that represent comprehensive income and, therefore, has not included a schedule of comprehensive income in the financial statements.

            f.    Basic loss per share:

                  Basic loss per share have been calculated in conformity with Financial Accounting Standards Board Statement No. 128 "Earnings per Share". Basic earnings (loss) per share are calculated using the weighted average number of Common shares outstanding each period.

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


NOTE 2:-    SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

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

            The Company committed to grant Yeda, within 120 days of the date on which the Agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 900 to purchase up to 2.23% of the issued and outstanding Common shares of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1,100 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of Common shares that Yeda may exercise under the warrants shall be 2,315,139 and 2,771,937, respectively (in each case as such number of Common shares shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company). Each such warrant shall be exercisable for a period beginning one year after the date on which the Agreement is signed, and ending at the later of (a) one year following the termination of the Agreement and (b) 10 years after the date on which the Agreement is signed. As of the balance sheet date, the Company has not yet granted Yeda the warrants. However, the Company is still in discussions with Yeda with respect to the maximum number of shares of common stock that Yeda may exercise into.

            The Company also paid to Yeda the following: (i) with regard to the first year of the research period (commencing on April 9, 2003), the amount of $ 450,000 of which a non-refundable installment of $ 225,000 was due on October 9, 2003 and was paid in December 2003 and a non-refundable installment of $ 225,000 was due on January 9, 2004 and was paid in December 2003 (These amounts are in addition to $ 450,000 paid earlier, on account of the research for the first year); and (ii) with regard to the second and third years of the research period, an amount which shall be not less than $ 900,000 and not more than $ 1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal quarterly non-refundable installments, payable in advance at the beginning of each three month period during such year. If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be $ 900,000 and Yeda shall procure the performance of research for such reduced amount.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS


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

NOTE 4:-    STOCK SPLIT

            The Company's Board of Directors resolved to effectuate a forward split of the Company's Common shares on a 3:1 basis, which occurred on November 4, 2003. The additional shares issued pursuant to the forward stock split one fully paid and non-assessable. All new shares will have the same par value, voting rights and other rights as old shares. The 3:1 forward stock split is being effectuated by increasing the number of issued and outstanding shares at the ratio of 3:1. Accordingly, as a result of the forward stock split, the Company had 18,036,000 shares outstanding and 81,964,000 authorized unissued shares, which shares may be issued in the future in connection with acquisitions, subsequent financings or as determined by the Company's Board of Directors. All share and per share data were restated to reflect the stock split effected November 4, 2003.

NOTE 5:-    SHARE CAPITAL

            On February 1, 2004, the Company has completed a private placement for the sale of 1,767,200 units at a price per unit of $ 1.25. Each unit consists of one share of Common stock and three Common stock purchase warrants. The Company granted the investors 5,301,600 warrants with an exercise price at the range of $3.75 - $6.00. The warrants are exercisable within a period of six months to two years. The contractual life of the warrants ranges from 1 year to 3 years.

            On March 18, 2004, the Company has completed an additional private placement for the sale of 3,142,858 units at a price per unit of $
            1.75. Each unit consists of one share of Common stock and three Common stock purchase warrants. In addition, the Company granted the investors 9,428,574 warrants with an exercise price at the range of $3.75 - $6.00. The warrants are exercisable within a period of six months to two years. The contractual life of the warrants ranges from 1 year to 3 years.

            According to EITF 00-19, if the contract permits the Company to either net share or physically settle the contract only by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. Therefore and as a result of the potential cash penalties, the proceeds allocated to the warrants (equal to the full fair value of the warrants and without any pro-rata allocation) must be classified as assets or liabilities and recorded at fair value. As of the investment date, based on the assumptions described above, the value of the warrants was determined to be $1,789,314 under the Black-Scholes option-pricing method [assumptions: volatility 75%, expected life of 1-3 years, risk free interest rate 3% and zero dividend yield]. The value of the warrants as of April 22, 2004 (registration date) was determined to be $2,160,426. Accordingly, the Company recorded as of that date an expense of approximately $371,112 and reclassified the full liability ($2,160,426) to equity.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A DEVELOPMENT STAGE COMPANY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
IN U.S. DOLLARS

NOTE 5:-    SHARE CAPITAL (CONT.)

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

            The Company has granted 5,217,933 warrants to purchase Common shares of par value $0.0001, 150,000 warrants to purchase Common shares of par value $0.1 and 2,777,000 Common shares at no additional consideration. The warrants and shares were granted to service providers, in exchange for research and development services and general and administrative services. Out of the total warrants 4,951,717 warrants are fully vested and non-forfeited as of the commitment date, and 277,477 warrants are vested over a period of three years. The Company accounted for such warrants under the provision of EITF 96-18, and the fair value of warrants was recorded as research and development expenses and general and administrative expenses at the commitment date.

            On February 18, 2004, the Company granted to two of its Directors 541,080 options to purchase 541,080 of the Company's Common shares at an exercise price of $1. The options are vested over a period of three years. During the nine-month period ended April 30, 2004, 67,635 options were exercised into 52,278 Common shares of the Company, on a cashless basis.

            During March 2004 the Company has granted to certain employees 2,927,046 options to purchase 2,927,046 of the Company's Common shares at an exercise price of $0.30 per share. The options are vested over a period of three years. In addition the company has granted to one of its employees 280,000 Common share at no consideration. During the nine-month period ended April 30, 2004, 281,112 options were exercised into 260,211 Common shares of the Company, on a cashless basis.

NOTE 6:-    RELATED PARTIES TRANSACTIONS

            In March 2004, the Board of Directors granted to the Chief Executive Officer a bonus in the amount of $ 110,000, in consideration of her efforts to obtain financing for the Company.

                               - - - - - - - - - -

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

Overview
--------

We were incorporated under the laws of the State of Washington on May 31, 2000. We develop, test and commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach involves harvesting embryonic mammalian tissue at the earliest stage at which stem cells commit to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal window for embryonic tissue transplantation was defined by Prof. Reisner's lab at the Weizman Institute. We entered into a Research and License Agreement with Yeda Research and Development Company Limited, which is located in Rehovot, Israel, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. We have a world wide license that shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure. Our former line of business was selling bit error testers. Our license in connection with bit error testers expired in May 2004.

Research Agreement

On October 8, 2003, we entered into a Research and License Agreement with Yeda Research and Development Company Limited located in Rehovot, Israel. The agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The License granted to us shall expire in each country with respect to each product at the later of the following:

      o the expiration of the patents covering such product in the country of sale; or

      o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

In addition, Yeda may terminate the Research and License Agreement if we are in breach thereof and Yeda may, at its option, terminate the Research and License Agreement, in whole or in part, or make it non-exclusive if we fail to reach certain commercialization and development goals as set out in the Research and License Agreement. Yeda is entitled to unilaterally amend the license so that it is non-exclusive or terminate the license in the event that we fail to achieve commercialization of at least one product within certain time limits, fail to commence various phases of clinical trials within certain time limits or fail to sell a product after certain milestones. Further, if we contest the validity of the patents, Yeda may terminate the license. In the event that Yeda would like to pursue sponsored research with respect to, or the commercialization of, a given product that would otherwise be subject to the Research and License Agreement that we have not already commenced developing, then Yeda may provide us with notice of its intention. Upon receipt of such notice, we will then have thee months to submit a product development program. If we do not submit such program, the license will be terminated with respect to said given product.

Prior to May 21, 2004, which was extended to June 28, 2004 we must issue Yeda the following:

      o a warrant, exercisable at an aggregate exercise price of US $900 to purchase up to 2.23% of the issued and outstanding shares of common stock of our company immediately following the exercise of such warrant; and

      o a warrant, exercisable at an aggregate exercise price of US $1,100 to purchase up to 2.67% of the issued and outstanding shares of our company immediately following the exercise of such warrant.

However, we are still in discussions with Yeda with respect to the maximum number of shares of common stock that Yeda may exercise into. The amount of shares that each warrant is exercisable into may vary between 2,774,769 and 2,329,723 and 3,649,556 and 4,379,467 with respect to each warrant (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by us of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and us). The share amounts described above are adjusted to reflect the three for one split. Each such warrant shall be exercisable for a period beginning October 7, 2004 and ending at the later of the following:

      o one year following the termination of the Research and License Agreement; and

      o ten years after the date of signature of the Research and License Agreement and to have such further terms and conditions as shall be satisfactory to us and Yeda.

We also agreed to pay or have paid to Yeda the following:

      o with regard to the first year of the research period (commencing on April 9, 2003), we paid the amount of US $450,000 of which a non-refundable installment of US $450,000 was paid on December 23, 2003. This amount is in addition to the $450,000 paid to Yeda in connection with researched performed by Yeda during the first year; and.

      o with regard to the second and third years of the research period, respectively, an amount which shall be not less than US $900,000 and not more than US $1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal three monthly non-refundable installments, payable in advance at the beginning of each three month period during such year with regard to the second year of the research period (commencing on April 9, 2004), we paid the amount of US $225,000 on April, 2004.

If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be US $900,000 and Yeda shall procure the performance of research for such reduced amount.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. We further undertake to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

      o $50,000 per year commencing on April 9, 2006;
      o 4% of net sales of all products covered by the Research and License Agreement;
      o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and
      o 16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS - FISCAL QUARTER ENDED APRIL 30, 2004 COMPARED TO THE FISCAL QUARTER ENDED APRIL 30, 2003

Revenues and Cost of Goods Sold
-------------------------------

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating Expenses
------------------

Operating expenses for the quarter ended April 30, 2004 amounted to $16,574,246. These expenses reflect the commencement of our development stage operations. The research and development expenses amounted to $310,736. The most significant research and development expense was related to research and development activities performed by Yeda amounted to $225,000. Expenses related to the issuance of warrants granted in consideration of entering into the Research and License Agreement amounted to $8,976,461, which was attributable to the warrant granted to Yeda, Professor Yair Reisner of the Department of Immunology and his fellow scientists Dr. Dekel and Dr. Passwel. We had general and administrative expenses totaling $170,776. The general and administrative expenses were attributed mainly to our legal expenses and directors and officers insurance. Cost related to warrants and shares granted to service providers amounted to $4,147,150 reflects expenses related to warrants granted to service providers associated with the company activities. Cost related to warrants and shares granted to employees and officers amounted to $2,960,175.

We did not have operating expenses for the quarter ended April 30, 2003.

Derivative Loss
---------------

We recorded a derivative loss of $371,112. According to EITF 00-19, if the contracts permits the Company to either net share or physically settle the contract only by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. Therefore and as a result of the cash penalties described above, the proceeds allocated to the warrants (equal to the full fair value of the warrants and without any pro-rata allocation) must be classified as assets or liabilities and recorded at fair value. As of the investment date, based on the assumptions described above, the value of the warrants was determined to be $1,789,134 under the Black-Scholes option-pricing method (assumptions: volatility 75%, expected life of 1-3 years, risk free interest rate 3% and zero dividend yield). The value of the warrants as of April 22, 2004 (registration date) was determined to be $2,160,426. Accordingly, we recorded as of that date an expense of approximately $371,112 and reclassified the full liability ($2,160,426) to equity.

(Loss) From Discontinued Operations of a Segment of a Business
--------------------------------------------------------------

As a result of the discontinuance of our activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels, we had a loss of $6,321 in the quarter ending April 30, 2003. Such activity did not exist in the quarter ending April 30, 2004.

Net Loss
--------

As a result of the above activities, we incurred a net loss of $16,950,041 for the six months ended April 30, 2004, as compared to a net loss of $6,321 for the period ended April 30, 2003.

Liquidity and Capital Resources
-------------------------------

Our cash and cash equivalents were $5,270,270 as of April 30, 2004, compared to none as of April 30, 2003. This increase is attributed to funds received of private placements that we conducted (see note 5 of the financial statement). We had a working capital of $5,178,313 as of April 30, 2004, compared to none as of April 30, 2003. We plan to continue to finance our operations through a combination of private placements of our securities, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

ITEM 3. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

      Our Chief Executive Officer and Chief Financial Officer (collectively the "Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Exchange
      Act) as of April 30, 2004. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)   Changes in internal controls.

      Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

In connection with a private placement, we sold 1,767,200 units at a price per unit of $1.25. Each unit consists of one share of common stock and three common stock purchase warrants. We raised gross proceeds in the amount of $2,209,000. In addition, we granted the investors 5,301,600 warrants with an exercise price in the range of $3.75 to $6.00. The warrants are exercisable within a period of six months to two years from the date of issuance. In connection with the sale of the units, the Company issued 397,400 warrants with an exercise price in the range of $3.75 to $6.00. The warrants are exercisable within a period of six months to two years from the date of issuance.To date, we issued an aggregate of 2,777,000 shares of common stock and 322,480 warrants to purchase shares of common stock to consultants and finders in consideration for various services provided to us. The options are exercisable at a price of $.01 per share and we have entered into two consulting agreements whereby we agreed to issue 693,692 options to purchase shares of common stock to each consultant in consideration for services provided. The options are exercisable at a price of $.0001 per share.

In March 2004, we closed a private placement in which it sold 3,142,857 units, at a price per unit of $1.75, in which we raised $5,500,000. Each unit consists of one share of common stock and three common stock purchase warrants. The warrants have an exercise price at the range of $3.75 - $6.00 and are exercisable within a period of six month to two years

In February 2004, we issued warrants to Robert G. Pico and Meir Segev, two of our directors, to purchase 270,540 warrants each. Such warrants are exercisable at $1.00 per share. In the event that either of the directors is removed from office, the warrants shall immediately vest and shall be exercisable for a period of one year from removal.

In March 2004, the Board of Directors has approved the entering into an agreement with Pinny Rabenou. Mr. Rabenou is the brother of Dr. Vicki Rabenou, our CEO and a director. Mr. Rabenou was issued a warrant to purchase 280,000 shares of common stock as well as an aggregate of 280,000 shares.

We entered into an employment agreement with Dr. Uri Elmaleh, our new V.P. of Medical and Regulatory Affairs. The agreement provides that we must grant Dr. Elmaleh a warrant to purchase 280,000 shares of common stock at $.30 per share.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Tissera, Inc. or executive officers of Tissera, Inc., and transfer was restricted by Tissera, Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

As previously disclosed, Dr. Marc Hammerman at the Washington University in St. Louis has been active in developing kidney disease therapies based on transplanted embryonic kidney-precursor cells and has been granted two patents by the US Patent and Trademark Office in connection with this research. A British company, Intercytex Ltd., has licensed this technology and is sponsoring research in Dr. Hammerman's laboratory. The research being conducted by Dr. Hammerman may have a negative impact on our potential to develop our products. We have recently conducted an analysis of Dr. Hammerman's patent and we have determined that Dr. Hammerman's patent may restrict our freedom to fully implement our kidney application. Dr. Hammerman's patent will not impact our liver, pancreas, spleen and other organ applications.

In consideration for Dr. Rabenou's efforts in obtaining financing for our company in the amount of $5,500,000 in March 2004, the Board of Directors granted a bonus in the amount of $110,000 to Dr. Rabenou.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibit   Description

      31.1 Certification of the Chief Executive Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

On March 24, 2004, the Company filed a Form 8-K reporting, under Item 5, raised gross proceeds in the amount of $5,500,000 in connection with the sale of 3,142,858 shares of common stock for $1.75 per share to various accredited investors. The investors, upon the purchase of one share of common stock, also received three common stock purchase warrants, which resulted in the issuance of an aggregate of 9,428,574 common stock purchase warrants.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended April 30, 2004 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                     TISSERA, INC.

June 17, 2004        By:    /s/Vicki Rabenou
                            ----------------
                            Vicki Rabenou
                            Chief Executive Officer

June 17, 2004        By:    /s/Alex Werber
                            ----------------
                            Alex Werber
                            Chief Financial Officer