Form 10KSB
period 2004-07-31
TISSERA INC
filed 2004-12-16
CIK 1122573

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                    For the fiscal year ended July 31, 2004.

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

              For the transition period from ________ to ________.

                                  TISSERA, INC.
             (Exact name of registrant as specified in its charter)

                                BERT LOGIC, INC.
                           (Former Name of Registrant)

          Washington                     0-32801               91-2034750
(State or other jurisdiction of        (Commission           (I.R.S. employer
 incorporation or organization)          File No.)         identification  no.)

                                 AMOS EIRAN, CEO
                               GALGALEY HAPLADA 11
                                 THIRD ENTRANCE
                                    3RD FLOOR
                                  HERZLIA 46733
                                     ISRAEL
                                  +972-36344107

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |X|.

The issuer's had no total revenues for the year ended July 31, 2004.

At July 31, 2004, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 27,556,914.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business. . . . . . . . . . . . . . . . . . . . . . .. 1

Item 2.  Description of Property. . . . . . . . . . . . . . . . . . . . . . .. 5

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

Item 7.  Financial  Statements. . . . . . . . . . . . . . . . . . . . . . . .  9

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial  Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

Item 8A. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . 10

Item 8B. Other Information . . . . . . . . . . . . . . . . . . . . . . . . .  10
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

Item 13.  Exhibits  . .  . . . . . . . .  . . . . . . . . . . . . . . . . . . 13

Item 14.  Principal Accountant Fees and Services. . . . . . . . . . . . . . . 13

                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY

Tissera, Inc. (the "Company") was incorporated under the laws of the State of Washington on May 31, 2000 as Bert Logic, Inc.

On September 4, 2003, the former president of Bert Logic Inc. completed a share purchase agreement with the Company's existing shareholders, who purchased 15,000,000 shares of the then issued and outstanding 18,036,000 of the Company's Common shares. In connection with the consummation of the transaction, the president of the Company resigned as president and sole director of the Company. Pursuant to the agreement, the Company entered into an amended license agreement to sell Bit Error Rate Testers on a worldwide non-exclusive basis. In exchange, the Company obtained forgiveness of the remaining promissory note of $10,299, and accrued interest of $2,436. Also, in connection with the transaction, the former president of the Company agreed to forgive his shareholders' loan, in the amount of $2,442.

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

On October 8, 2003, the Company entered into a research and license agreement (the "Research Agreement") with Yeda Research and Development Company Limited ("Yeda"), according to which Yeda provided the Company with a worldwide, exclusive license to develop, manufacture and sell products for solid organ transplantation from embryonic tissue based on research conducted under the supervision of Professor Yair Reisner of the Department of Immunology of the Weizmann Institute of Science.

On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc."

On October 27, 2003 the Company incorporated a wholly-owned subsidiary in Israel, Tissera Ltd.

GENERAL

We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach involves harvesting embryonic mammalian tissue at the most appropriate stages after stem cells have committed to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal windows for embryonic tissue transplantation have been defined by Prof. Reisner's lab at the Weizman Institute. We entered into a Research and License Agreement with Yeda Research and Development Company Limited ("Yeda"), which is located in Rehovot, Israel, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. We have a world wide license that shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

For the year ended July 31, 2004, we did not generate revenues and generated net losses of $22,529,000 as compared to no revenue and net losses in the amount of $31,000 for the year ended July 31, 2003.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure. Our former line of business was selling bit error testers. Our license in connection with bit error testers expired in May 2004.

ORGAN TRANSPLANTATION

General

The Research Agreement entered into with Yeda provides the Company with the right to market and sell products for solid organ transplantation from embryonic tissue based on research conducted in the laboratory of Prof. Yair Reisner at the Weizmann Institute of Science. Yeda is the commercial arm of the Weizmann Institute of Science. Further, the Research Agreement provides the Company with the license to market and sell products for solid organ transplantation from embryonic tissue based on research conducted at the Weizmann Institute of Science under the supervision of Prof. Yair Reisner in accordance with the Research Agreement. The Company intends to market and sell products for solid organ transplantation from embryonic tissue based on research conducted by Prof. Yair Reisner's lab at the Weizmann Institute of Science. The Company believes this technology will provide effective alternatives to current kidney, liver and pancreas transplants and provide therapies for a number of unmet medical needs in large markets. Yeda has filed several patent applications with the United States Patent and Trademark Office in accordance with the Research Agreement.

About the Product

Technologies involving the utilization of stem cells from early human embryos or adults are being researched and developed as a source of early stage cells that could be isolated, grown in culture and used to replace tissues impaired by many devastating diseases. In 1998, scientists first developed a procedure whereby they were able to isolate embryonic stem cells from early human embryos and grow them in culture. Embryonic stem cells were viewed as a new source of tissue that could be used to replace cells or tissues that are damaged or destroyed by various diseases. However, scientists have not been able to overcome the difficulties involved in replicating nature and controlling the growth and differentiation of stem cells in the laboratory.

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

Prof. Reisner, through his research at the Weizmann Institute of Science, has learned to identify kidney, liver, pancreatic and other precursor tissues found in the developing embryo. Prof Reisner intends to continue to identify additional organ precursor tissues as well. In their initial experiments, Prof. Reisner's team harvested kidney precursor tissue from human and porcine embryos which was then implanted in mice. The approach developed in Prof. Reisner's lab preserves the natural state of harvested tissue. Tissue is harvested from aborted embryos and then implanted in the recipient. Tissues are tested for control purposes; however, cells are not isolated, cultured, expanded or genetically engineered. This approach takes embryonic tissue and transplants it in a recipient where it matures into appropriate functional tissue. By using committed organ-specific precursor cells, uncontrolled differentiation is avoided. By taking tissue at the earliest time after cells commit to a pathway, immune response is minimized. Further, cells are not altered through culturing and manipulation in ways that may reduce their integration in the host.

Implanting healthy embryonic tissue into humans, tissue which will mature and produce missing proteins, is believed to be a therapy for many diseases where a specific protein is not being produced in sufficient quantities (i.e. type I diabetes, hemophilia, etc.). Ideally, human embryonic tissue would be used for treating diseased human patients. However, in some countries, most notably the United States, there are objections on ethical grounds to using tissue from aborted embryos. Furthermore, pigs may be a preferred source of tissue for certain clinical applications. Pigs can be raised in controlled environments and typically gestate five to ten embryos in each pregnancy. Embryonic porcine tissue can be made available as needed. Human tissue produces human proteins that may have a better therapeutic potential than porcine tissue that produces somewhat different proteins. In treating some diseases, these differences may be significant.

The Company intends to market and sell products for solid organ transplantation from embryonic tissue based on research conducted by Prof Reisner's lab in accordance with the Research Agreement. The Company believes that the use of early organ-committed tissues may be appropriate for treating many serious diseases. The Company believes initial targets should include insulin dependent diabetes, hemophilia and other liver-related genetic deficiencies, and certain renal pathologies. The Company, through its commercialization of research conducted pursuant to the Research Agreement, intends to provide readily available on demand solutions for patients waiting for transplant organs that will reduce the need for long term use of immunosuppressive drugs and will involve minimally invasive surgical procedures that are normally associated with transplants. The Company understands there are numerous regulatory approvals which will be needed before the above can be put into place.

Plan of Operation

The Company has licensed the right to develop products for solid organ transplantation from embryonic tissue from Yeda and entered an agreement to sponsor research in Prof. Reisner's laboratory at the Weizmann Institute of Science for three years. Prof. Reisner's team is continuing the development of applications employing kidney precursor tissue as well as pancreas and liver precursor tissues. Prof. Reisner plans to begin experiments implanting pancreatic precursor tissues harvested from pig embryos into pigs and monkeys. This will allow scientists to monitor the growth of precursor tissues in a large animal, to develop appropriate surgical techniques, to optimize the amount of tissue transplanted and to determine the most suitable use of immunosuppressive drugs. The Company will initially seek approval through pre-clinical development in Israel and/or Europe.

The License

We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach involves harvesting embryonic mammalian tissue at the most appropriate stages after stem cells have committed to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal windows for embryonic tissue transplantation have been defined by Prof. Reisner's lab at the Weizman Institute.

On October 8, 2003, we entered into a Research and License Agreement (the "Research Agreement") with Yeda Research and Development Company Limited located in Rehovot, Israel. The agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric and other tissues. The License granted to us shall expire in each country with respect to each product at the later of the following:

      o the expiration of the patents covering such product in the country of sale; or

      o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

In addition, Yeda may terminate the Research and License Agreement if we are in breach thereof and Yeda may, at its option, terminate the Research and License Agreement, in whole or in part, or make it non-exclusive if we fail to reach certain commercialization and development goals as set out in the Research and License Agreement. Yeda is entitled to unilaterally amend the license so that it is non-exclusive or terminate the license in the event that we fail to achieve commercialization of at least one product within certain time limits, fail to commence various phases of clinical trials within certain time limits or fail to sell a product after certain milestones. Further, if we contest the validity of the patents, Yeda may terminate the license. In the event that Yeda would like to pursue sponsored research with respect to, or the commercialization of, a given product that would otherwise be subject to the Research and License Agreement that we have not already commenced developing, then Yeda may provide us with notice of its intention. Upon receipt of such notice, we will then have thee months to submit a product development program. If we do not submit such program, the license will be terminated with respect to said given product. Finally, since the Company and Yeda did not come to an agreement regarding the number of shares of common stock issuable upon exercise of the warrants, Yeda is entitled to terminate the Research Agreement. Based on the parties' ongoing negotiations, management is of the opinion that the parties will come to an agreement, and Yeda will not terminate the license.

As part of the Research and License Agreement, the Company agreed to issue to Yeda, by 120 days from the date of signature thereof, but which date Yeda subsequently agreed to defer to no later than May 21, 2004, the following:

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

However, the Research and License Agreement provides that the maximum number of shares of common stock that Yeda may exercise into for each warrant is 2,315,139 and 2,771,937, respectively (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by us of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and us). The share amounts described above are adjusted to reflect the three for one split, but not the other adjustment events described above that have occurred through the date hereof. We have applied to Yeda not to take into account certain adjustment events in determining such maximum number of shares as well as for a deferral of the date by which we are obligated to issue Yeda the warrants. We are waiting for a formal response from Yeda regarding this issue. Each such warrant shall be exercisable for a period beginning on the date of its issuance and ending at the later of the following:

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

      o with regard to the second year of research we owe an amount of US $900,000 of which we have paid $225,000 on April 23, 2004 and $225,000 on July 8, 2004; and

      o with regard to the third year of the research period, we will pay an amount which shall be not less than US $900,000 and not more than US $1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal three monthly non-refundable installments, payable in advance at the beginning of each three month period during such year.

If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the third year of the research period (as the case may be), then the research budget for such year shall be US $900,000 and Yeda shall procure the performance of research for such reduced amount.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. The company has applied to Yeda for the deferral of the submission of this program to September 2005. We are waiting for a formal response from Yeda regarding this issue. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

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

There are a number of companies developing cell therapies. Among them, there are those that are using genetically-engineered, non genetically-engineered cells, fetal cells, adult cells, progenitor cells, mature cells, human cells and non-human cells. The Company is aware of two companies that have been involved in fetal porcine cell transplant. Alexion Pharmaceuticals was developing fetal porcine cell treatments. Alexion's annual report states that is looking for a corporate partner and is no longer investing in their cell therapy program. Diacrin, Inc. was active in developing fetal porcine cell therapies for liver and cardiac applications. Diacrin had begun phase I studies for a number of applications. It showed positive phase I results for a Parkinson's disease therapy but failed to show convincing phase II results. In August 2003, Diacrin merged with GenVec, Inc. and it is not clear which, if any, of the porcine cell therapies will be continued.

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

Dr. Marc Hammerman at the Washington University in St. Louis has been active in developing kidney disease therapies based on transplanted embryonic kidney-precursor cells and has been granted a patent, titled "Chimeric Kidney", by the US Patent and Trademark Office in connection with this research. A British company, Intercytex Ltd., has licensed this technology and is sponsoring research in Dr. Hammerman's laboratory. This same company has also filed a related PCT application titled "Kidney Formation". In addition, Dr. Hammerman has been active in developing diabetes mellitus therapies based on transplanted embryonic endocrine pancreas-precursor tissues and has filed a US patent application, titled "Chimeric Pancreas", in connection with this research. As it was felt by us that the above-mentioned patent and patent applications might have a negative impact on our potential to develop our products, we have commissioned an expert legal opinion on the matter from a leading office of patent attorneys. This opinion has been recently delivered to us, and on its basis, we now do not believe that either Dr. Hammerman's patent and patent application or Intercytex' patent application should restrict Tissera's freedom to implement its pancreatic and/or kidney product development.

We believe, based on information currently available to us, that Dr. Hammerman's research will not impact our liver, spleen and other organ applications.

EMPLOYEES

We currently only have three officers and no day to day employees. We are currently managed by Amos Eiran and Alex Werber our CEO and CFO, respectively. Dr. Uri Elmaleh serves as our V.P. of Medical and Regulatory Affairs. We currently use consultants, attorneys and accountants as necessary. If we hire employees a portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered at Galei Haplada 11, Third entrance, 3rd floor, Herzlia Israel where we occupy 1,000 square feet of office space. We believe that this facility is generally suitable and adequate to accommodate our current operations and that such facility is adequately insured.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

      o On July 19, 2004, an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming that it was a victim of the Company's misconduct. The letter was subsequently withdrawn on July 29, 2004;

      o On September 30, 2004, an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming that it was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has commenced compromise negotiations with all of the investors from the March 2004 private placement; and

      o On October 4, 2004, the Company received a demand letter to execute an oral lease agreement of the Company's previous premises. Based on the opinion of the management and its legal advisors, the Company has reasonably good defense, and as a result, no provision was recorded in the financial statements; and

      o The Company received a demand from a broker in relation to the Company's capital raising to receive $30,000 as a fee. The Company's management and its legal advisors, are of the opinion that the Company has good defense, and, as a result, no provision was recorded in the financial statements.

      o On September 7, 2004, certain shareholders demanded from the former CEO to repay the Company the amount of $ 1,074,00 (which is the value of the shares, that the Company issued as a result of the CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the above shareholders demanded that the former CEO pay the company, compensation in the amount of $ 645,000 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the former CEO and not the Company. The Company denies assertions that may imply to its responsibility and, as a result, no provision was recorded in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the forth quarter ended 2004, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A) MARKET INFORMATION

The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "TSSR". The Company's common stock was traded on the OTC Bulletin Board under the symbol "BRTL". The Company's common stock began trading on August 27, 2002.

The table below sets forth the high and low sales prices for the Company's common stock for the relevant calendar quarters of 2003 and 2004. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

---------------------------------------------------------------
Year             Quarter               High             Low
---------------------------------------------------------------
2003             First               $   1.42          $   0.67
2003             Second              $   1.34          $   1.25
2003             Third               $   1.25          $   1.25
2003             Fourth              $   1.25          $   0.98
2004             First               $   8.90          $   1.44
2004             Second              $   3.00          $   1.44
2004             Third               $   8.90          $   1.56
2004             Fourth              $   3.44          $   0.40
2005             First               $   0.48          $   0.26
2005             Second*             $   0.47          $   0.28
---------------------------------------------------------------

*Up to December 3, 2004.

B) HOLDERS

As of December 3, 2004, there were approximately 66 shareholders of record holding a total of 27,582,114 shares of common stock. The holders of the Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

D) RECENT SALES OF UNREGISTERED SECURITIES

To obtain funding for our ongoing operations, pursuant to various offerings conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, we sold units to accredited investors in private offerings. In connection therewith, we sold 1,767,200 units at a price of $1.25 per unit with each unit containing one share of common stock and three common stock purchase warrants. The exercise prices are $3.75, $4.50 and $6.00 per warrant and are exercisable for varying periods of six months, two years and three years from the final closing of the offering. We raised an aggregate of $2,182,000 in connection with this offering and we issued warrants to purchase an aggregate of 172,480 shares of common stock with an exercise price $.01 per share to nine consultants of the Company. We closed an additional private offering on March 18, 2004, in which we received gross proceeds in the amount of $5,500,000 in connection with the sale of 3,142,857 units at a price per unit of $1.75. Each unit consists of one share of common stock and three common stock purchase warrants. The three common stock purchase warrants included in each are each exercisable at varying prices into one share of common stock at the holder's option. Holder, in certain circumstances we may call each warrant. The exercise prices are $3.75, $4.50 and $6.00 per warrant. The warrants are exercisable for varying periods of six months from the effective date of the prospectus, two years from closing of the offering and three years from closing of the offering.

The Company issued an aggregate of 2,777,000 shares of common stock to six consultants of the Company that have provided various services to the Company.

In February 2004, we issued warrants to Robert G. Pico and Meir Segev, two of our directors, to purchase 270,540 warrants each. Such warrants are exercisable at $1.00 per share. In the event that either of the directors is removed from office, the warrants shall immediately vest and shall be exercisable for a period of one year from removal.

On November 4, 2004, the Company ratified the issuance of warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 to each Prof Shaked, Sir Roy York Calne and Prof Sutherland. The vesting period is three years and the expiration date is March 29, 2009 for Prof. Shaked, April 2, 2009 for Sir Roy York Calne and November 2, 2009 for Prof. Sutherland.

In March 2004, the Board of Directors authorized the issuance of 280,000 shares of common stock to Pinny Rabenou. Mr. Rabenou is the brother of Dr. Vicki Rabenou, our former CEO and a former director. In addition, the Board also authorized the issuance of common stock purchase warrants to purchase 280,000, which the granting of such warrants were contingent upon the entering into a definitive employment agreement with Mr. Rabenou. As no employment agreement was entered into, the Board of Directors cancelled the warrants issued to Mr. Rabenou.

The former CEO was granted a warrant to purchase a total of 2,267,046 shares of common stock, out of which 270,000 warrants were exercised into 249,859 shares of common stock on a cashless basis. In November 2004, the Company's Board of Directors evaluated the number of shares that are exercisable upon issuance of the warrant and determined that the initial calculation of 2,267,046 was incorrect. As a result, the Board of Directors applied the correct calculation and has advised Dr. Rabenou that the warrant is only exercisable into 2,042,551 shares of common stock. The number of warrants and related compensation recorded is based on the revised calculation. The amended calculation is based on a formula determined in Dr. Rabenou's employment agreement, excluding the effect of warrants that have not been yet issued to Yeda. The number of options and related compensation recorded in the financial statements included in this annual report are based on the revised calculation.

The Company granted Mr. Eiran, its Acting CEO and Chairman of the Board, warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.3. Executive's rights to exercise the warrants shall vest in 24 equal monthly installments during a period of two years commencing September 7, 2004. Any vested portion of the warrants, if not previously exercised shall terminate upon the earlier of three months after termination of the agreement or 10 years from the date of vesting.

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

OVERVIEW

We were incorporated under the laws of the State of Washington on May 31, 2000. We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach involves harvesting embryonic mammalian tissue at the earliest stage at which stem cells commit to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal window for embryonic tissue transplantation was defined by Prof. Reisner's lab at the Weizman Institute. We entered into a Research and License Agreement with Yeda Research and Development Company Limited, which is located in Rehovot, Israel, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. We have a world wide license that shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure. Our former line of business was selling bit error testers. Our license in connection with bit error testers expired in May 2004.

RESEARCH AGREEMENT

On October 8, 2003, we entered into a Research and License Agreement with Yeda Research and Development Company Limited located in Rehovot, Israel. The agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric and other tissues. The License granted to us shall expire in each country with respect to each product at the later of the following:

      o the expiration of the patents covering such product in the country of sale; or

      o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

In addition, Yeda may terminate the Research and License Agreement if we are in breach thereof and Yeda may, at its option, terminate the Research and License Agreement, in whole or in part, or make it non-exclusive if we fail to reach certain commercialization and development goals as set out in the Research and License Agreement. Yeda is entitled to unilaterally amend the license so that it is non-exclusive or terminate the license in the event that we fail to achieve commercialization of at least one product within certain time limits, fail to commence various phases of clinical trials within certain time limits or fail to sell a product after certain milestones. Further, if we contest the validity of the patents, Yeda may terminate the license. In the event that Yeda would like to pursue sponsored research with respect to, or the commercialization of, a given product that would otherwise be subject to the Research and License Agreement that we have not already commenced developing, then Yeda may provide us with notice of its intention. Upon receipt of such notice, we will then have thee months to submit a product development program. If we do not submit such program, the license will be terminated with respect to said given product. Finally, since the Company and Yeda did not come to an agreement regarding the number of shares of common stock issuable upon exercise of the warrants, Yeda is entitled to terminate the Research Agreement. Based on the parties' ongoing negotiations, management is of the opinion that the parties will come to an agreement, and Yeda will not terminate the license.

As part of the Research and License Agreement, we agreed to issue to Yeda by 120 days from the date of signature thereof, but which date Yeda subsequently agreed to defer to no later than May 21, 2004, the following:

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

However, the Research and License Agreement provides that the maximum number of shares of common stock that Yeda may exercise into for each warrant is 2,315,139 and 2,771,937, respectively (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by us of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and us). The share amounts described above are adjusted to reflect the three for one split, but not the other adjustment events described above that have occurred through the date hereof. We have applied to Yeda not to take into account certain adjustment events in determining such maximum number of shares as well as for a deferral of the date by which we are obligated to issue Yeda the warrants. We are waiting for a formal response from Yeda regarding this issue. Each such warrant shall be exercisable for a period beginning on the date of its issuance and ending at the later of the following:

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

      o with regard to the second year of research we owe an amount of US $900,000 of which we have paid $225,000 on April 23, 2004 and $225,000 on July 8, 2004; and

      o with regard to the third year of the research period, we will pay an amount which shall be not less than US $900,000 and not more than US $1,000,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal three monthly non-refundable installments, payable in advance at the beginning of each three month period during such year.

If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the third year of the research period (as the case may be), then the research budget for such year shall be US $900,000 and Yeda shall procure the performance of research for such reduced amount.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. The company has applied to Yeda for the deferral of the submission of this program to September 2005. We are waiting for a formal response from Yeda regarding this issue. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

      o     $50,000 per year commencing on April 9, 2006;

      o 4% of net sales of all products covered by the Research and License Agreement;

      o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

      o 16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JULY 31, 2004 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2003

REVENUES AND COSTS OF GOODS SOLD

We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses from continuing operations for the year ending July 31, 2004 amounted to $22,519,000 compared to none for the year ended July 31, 2003. These expenses reflect the commencement of our development stage operations. The research and development expenses amounted to $13,039,000. The most significant research and development expense amounted to $10,774,000 was attributable to the warrant granted to Yeda, Professor Yair Reisner of the Department of Immunology and his fellow scientists Dr. Dekel and Dr. Passwel and the Company employees. Research and development activities resulted from the Company agreement with Yeda amounted to $1,196,000.

We had general and administrative expenses totaling $9,482,000. The general and administrative expenses were attributed mainly to costs related to warrants and shares granted to service providers for services associated with the company activities amounted to $7,681,000 and to warrants and shares granted to employees and directors amounted to $665,000. The rest refers mainly to salaries, legal expenses, audit expenses and directors and officers insurance.

We did not have operating expenses from continuing operations for the year ended July 31, 2003.

(LOSS) FROM DISCONTINUED OPERATIONS OF A SEGMENT OF A BUSINESS

As a result of the discontinuance of our activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels, we had a Loss of $31,000 in the year ending July 31, 2003, and a Loss of $13,000 for the year ending July 31, 2004.

NET LOSS BEFORE TAXES ON INCOME

As a result of the above activities, we incurred a net loss of $22,542,000 for the year ending July 31, 2004, as compared to a net loss of $31,000 in the year ending July 31, 2003.

TAXES ON INCOME

The Company has a tax expense amounting to $23,000 resulting from tax liability of its subsidiary resulting from an agreement between the Company and its subsidiary to which the subsidiary will provide research, development and other services to the Company. The Company will reimburse it for expenses on a cost plus 10% basis.

NET LOSS

As a result of the above activities, we incurred a net loss of $22,529,000 for the year ended July 31, 2004. as compared to a net loss of $31,000 for the year ended July 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents from continuing operations were $4,656,000 as of July 31, 2004, compared to $5,000 as of July 31, 2003. This increase is attributed to funds received from private placements that we conducted (see note 9 of the financial statement). We had a working capital from continuing operations of $4,369,000 as of July 31, 2004, compared to negative working capital of $10,000 as of July 31, 2003. We plan to continue to finance our operations through a combination of private placements from our securities, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

SIGNIFICANT TRANSACTIONS AND EVENTS (Q4)

Mr. Yaron Sagi a former employee of the Company was granted warrants to purchase 33,333 shares of common stock at $.30 per share. All warrants were vested. Mr. Yaron Sagi is a shareholder of the Company.

On September 7, 2004 the Board of Directors of the Company appointed Amos Eiran as the Chairman of the Board and as the Acting Chief Executive Officer. In consideration for acting as a Board member and as the Acting Chief Executive Officer, he will receive a monthly fee of $15,000. In the event that Mr. Eiran shall resign as Acting CEO after a suitable replacement has been appointed, then he will receive $10,000 per month for serving as the Chairman of the Board. The Company will reimburse Mr. Eiran reasonable travel and other expenses incurred by him in connection with the performance of his executive duties. Mr. Eiran is also entitled to receive fully paid sick leave pursuant to Sick Pay law 5736-1976 in Israel and a recreation payment according to applicable law in Israel, but not less than 10 recreation days a year. The Company granted Mr. Eiran warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.30. Executive's rights to exercise the warrants shall vest in 24 equal monthly installments during a period of two years commencing September 7, 2004. Any vested portion of the warrants, if not previously exercised shall terminate upon the earlier of three months after termination of the agreement or 10 years from the date of vesting.

On September 7, 2004, at a special meeting of the Board of Directors of Company, a majority of the directors of the Company elected to terminate Dr. Vicki Rabenou as the Chief Executive Officer of the Company. According to her employment agreement, the former CEO shall be entitled to payments totaling approximately $78,000, which will be recorded in the first and the second quarters of 2005. The Company has received a letter from Dr. Rabenou requesting the payment of $150,000 to her. In addition, on September 7, 2004, the board of directors appointed Amos Eiran as the Chairman of the Board and as the Acting Chief Executive Officer. In addition Dr. Vicki Rabenou has resigned as a director of the Company pursuant to a resignation letter from Dr. Rabenou to the Board of Directors of the Company dated September 20, 2004. In addition, Dr. Rabenou has resigned as a director and Chief Executive Officer of Tissera, Ltd., a wholly-owned subsidiary of the Company, pursuant to the resignation letter. Dr. Rabenou's resignation in said capacities was effective on September 20, 2004.

On November 4, 2004, the Board of Directors decided to cancel a former bonus granted to the former CEO in March 2004, in the amount of $110,000. The Company has submitted a letter to the former CEO demanding that the bonus be repaid. The former CEO has not responded.

The former CEO was granted 2,267,046 options to purchase a total of 2,267,046 Common shares, out of which 270,000 options were exercised into 249,859 Common shares on a cashless basis. In November 2004, the Company's Board of Directors decided to amend the number of options granted to the former CEO to 2,042,551 options to purchase a total of 2,042,551 common shares, due to incorrect calculations.

On September 7, 2004, certain shareholders demanded from the former CEO to repay the Company the amount of $ 1,074,00 (which is the value of the shares, that the Company issued as a result of the CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the above shareholders demanded that the former CEO pay the company, compensation in the amount of $ 645,000 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the former CEO and not the Company. The Company denies assertions that may imply to its responsibility and, as a result, no provision was recorded in the financial statements.

On November 4, 2004, the Company's Board of Directors decided to demand from the former CEO to repay the Company the amount of withholding tax to be paid to the Israeli Tax Authorities, in respect of the exercise of her options, totaling $538,000.

The former CEO's brother, was granted 280,000 common shares of the Company. In March 2004, the board granted him 280,000 warrants to purchase 280,000 common shares upon signing a definitive employment agreement with the Company. Such agreement was never entered into. As a result, on November 4, 2004, the board of directors cancelled the warrants.

On July 19, 2004, an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming that it was a victim of the Company's misconduct. The letter was subsequently withdrawn on July 29, 2004

On September 30, 2004, attorneys of an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming, among other things, that the investor was a victim of the Company's misconduct. The investor stated it was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has advised that it has commenced compromise negotiations with all of the investors from the March 2004 private placement. Since the negotiations are in preliminary stage, the company can not estimate at this stage the outcome of such compromise.

On October 4, 2004, the Company received a demand letter to execute an oral lease agreement of the Company's previous premises. Based on the opinion of the management and its legal advisors, the company has reasonably good defense, and a result, no provision was recorded in the financial statements.

The Company received a demand from a broker in relation to the Company's capital raising to receive $30,000 as a fee. The Company's management and its legal advisors, are of the opinion that the company has good defense, and as a result no provision was recorded in the financial statements.

Due to the above events, some of which occurred during the quarter ended April 30, 2004 and certain other issues, the Company will be required to restate its financial statements for the quarter ended April 30, 2004. The Company intends to file an amendment to its Form 10-QSB for the quarter ended April 30, 2004.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto following the signature page beginning on page F-1.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 12, 2004, the Company engaged Ernst & Young LLP ("E&Y") as its principal independent accountant. The decision to engage E&Y was taken upon the unanimous approval of the Board of Directors of the Company.

During the two most recent fiscal years and through the date of engagement, the Company has not consulted with E&Y regarding either:

      o the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report was provided to the Company nor oral advice was provided that E&Y concluded was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or

      o any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

On November 4, 2003, Manning Elliott, Chartered Accountants ("Manning") resigned as our independent public accountants.

For the years ended July 31, 2003 and up until the date of dismissal, we had no disagreements with Manning on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Manning, would have caused it to make reference to the subject matter of the disagreement in connection with any report or opinion it might have issued.

Manning's opinion in its report on our financial statements for the years ended July 31, 2003 and 2002 expressed substantial doubt with respect to our ability to continue as a going concern. Manning's report on our financial statements for the years ended July 31, 2003 and 2002 did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our company conducted an evaluation, under the supervision and with the participation of our acting chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and of the Exchange Act). Based upon this evaluation, our acting chief executive officer and chief financial officer concluded that there were material weaknesses with our disclosure controls and procedures in so far as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

As a result of the above, the Company reorganized its executive personnel to address these issues. In connection with the reorganization, the Company is developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes progress had been made to improve the Company's system of internal controls. However, despite management efforts there continues to exist material weaknesses in the Company's internal controls. Management believes additional progress in strengthening its internal controls will continue through the end of the second quarter of 2005.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's directors hold office until the annual meeting of shareholders next held after their election. The officers and directors of the Company as of December 3, 2004 are as follows:

--------------------------------------------------------------------------------
    Name               Age         Position
--------------------------------------------------------------------------------
Amos Eiran             68          Acting Chief Executive Officer and
                                   Chairman of the Board of Directors
Alex Weber             49          Chief Financial Officer
Robert G. Pico         59          Director
Uri  Elmaleh           57          VP Research
Meir Segev             51          Director
Peretz Shmuel          63          Director
--------------------------------------------------------------------------------

Amos Eiran was appointed on September 7, 2004 as the Chairman of the Board and as the Acting Chief Executive Officer of the Company. Mr. Eiran serves as Chairman of Atudot, a major Israeli pension fund, and Chairman of the Investments Committee of Clal Insurance Group, an Israeli insurance company. He also serves as a director of Deleck Oil Exploration. Mr. Eiran has been a director for Medis Technologies Ltd. (Nadaq: MDTL) since 1992 and is also a director of two of its subsidiaries, Medis Inc. and Medis El. Through the summer of 2002, Mr. Eiran served as the Chairman of the Industrial Cooperation Authority, the agency in charge of the buy-back and offset programs of the State of Israel, for seven years. Mr. Eiran was Director General of the Prime Minister's office during Yitzhak Rabin's first term as Prime Minister. Prior to and after his term with the Prime Minister's office, he was Director General and Chairman of Mivtahim, the largest pension fund in Israel. From 1993 to 1995, Mr. Eiran served as a director for XTL Biopharmaceuticals Ltd., a company presently traded on the London Stock Exchange. Mr. Eiran received a bachelor's degree in Liberal Arts from American University in Washington D.C. in 1968, a master's degree in History from Tel Aviv University in 1974, a diploma in business administration from Harvard University in 1963 and a diploma in investments from the Wharton Business School in 2002.

Alex Werber serves as our Chief Financial Officer. From August 2002 to the present, Mr. Werber has worked as a financial services consultant where he has provided a wide range of outsourced financial services. In addition, since September 2000 Mr. Werber has served as the Audit Committee Chairman of the Board of Directors of Crow Technologies Ltd., a manufacturer of security products. From October 2001 to August 2002, Mr. Werber was the Chief Financial Officer of CTMotion Ltd. a developer and deplorer of mobile internet and location-based services. In addtion, Mr. Werber served as a business developer for Nokrom Technologies, which specializes in retain financial services, insurance and telecommunications sectors. From November 1996 to March 2000, Mr. Werber served as the Vice President of Finance for Vcon Telecommunications, a developer and manufacturer of video conferencing systems. Mr. Werber is a Certified Public Accountant and received his Bachelor of Arts in Economics and Accountancy from Tel Aviv University and did his post graduate study in Accounting at Tel Aviv University.

Uri Elmaleh holds an M.D. degree from the Hebrew University and Hadassah medical school in Jerusalem. He is a certified board specialist, who underwent training in both Internal Medicine and Obstetrics & Gynecology at Hadassah University Hospital. Prior to joining the company, he served as VP for Business Development in Rad Biomed Ltd, where he was actively involved in the establishment and scientific and business mentoring of several Life Sciences start-up companies.

Mr. Pico, since joining TranSwith Corporation in 1989, has held several top management positions at TranSwitch, a publicly traded Nasdaq corporation, including director of business operations, vice president of sales and vice president of business development. Mr. Pico is currently the vice president of business development at TranSwitch Corporation. Mr. Pico sits on the board of IC4IC , TeraOP, SOSI and is an advisor for Accordion Networks and Optix Networks. In 1966, Mr. Pico received a BSEE from the University of Hartford, in 1972 he received an MS in Physics from Trinity College and in 1981 he completed the coursework for an MBA from the University of Hartford.

Meir Segev is a director of our company. Meir Segev was appointed as a director of Pluristem Inc. on March 18, 2003 and also serves as the Chief Executive Officer of ISC Holdings Ltd. Mr. Segev graduated from University of Haifa and received his Bachelor of Arts degree in political science in 1997. From 1997 to 2002, Mr. Segev served as the Headquarters Division Head of Shabak, the Israel Security Agency. He was primarily responsible for the management and strategic planning of resources and budget for the entire Headquarters Division of Shabak.

Shmuel Peretz was appointed on November 29, 2004 as a director and as a Chairman of the Audit Committee of the Board. Mr. Pertez has held several top management positions Israel Aircraft Industry (IAI) among them the CEO of IAI and President of IAI Europe. Mr. Petetz served as director on several companies including Elta, Magal, Elcint and others. Mr. Peretz in 1982, received a MBA degree from the New York Institution of Technology, in 1963 he received a BA in Economics from the Hebrew University, Jerusalem.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates during fiscal 2004. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended July 31, 2004, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2002, 2003 and 2004 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                                  SUMMARY COMPENSATION TABLE

                                                        Long Term Compensation
                                               ------------------------------------
                      Annual Compensation              Awards              Payouts
                    ---------------------------------------------------------------
                                        Other                 Securities
                                        Annual   Restricted     Under-
Name and                               compen-      Stock        lying       LTIP     All Other
Principal           Salary   Bonus      sation     Awards      Options/    Payouts     Compen-
Position      Year    ($)     ($)        ($)         ($)       SARs (#)      ($)     sation ($)
----------------------------------------------------------------------------------------------
Vicki Rabenou 2004  179,000  110,000***   --         --        2,042,551     --       868,492****
              2003       --       --      --         --               --     --            --
              2002       --       --      --         --               --     --            --

Lance         2004       --       --      --         --               --     --            --
Rudelsheim    2003       --       --      --         --               --     --       $12,000*
              2002       --       --      --         --               --     --       $12,000*

* This is a non cash item and accounted for as donated capital in the financial statements
** Mr. Rudelsheim resigned as President, Secretary and Director on September 18, 2003.
*** On November 4, 2004, the Board of Directors decided to cancel a former bonus granted to the former CEO in March 2004, in the amount of $110,000. The Company has submitted a letter to the former CEO demanding that the bonus be repaid. The former CEO has not responded.
***** Represents value of the options granted to Dr. Rabenou.

COMPENSATION OF DIRECTORS

Mr. Pico and Mr. Segev received warrants to purchase 250,540 shares of common stock each at an exercise price of $1.00.

Directors who are not employees of the Company are paid $750 for participation in Board meeting and $375 for telephonic attendance as well as annual fee of $8,400.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of December 3, 2004, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

------------------------------------------------------------------------------------------------
                      Name and Address of
  Title of Class      Beneficial Owner               Amount of Shares(2)    Percent of Class(2)
------------------------------------------------------------------------------------------------
Common Stock          Robert G. Pico**                    67,325(3)               *%
                      3 Field Drive
                      Woodbridge, CT 06525
------------------------------------------------------------------------------------------------
Common Stock          Alex Werber**                       27,777(4)               *%
                      Galgaley Haplada 11
                      Third entrance
                      3rd floor
                      Herzlia 46733
                      Israel
------------------------------------------------------------------------------------------------
Common Stock          Amos Eiran**                       312,500(1)               *%
                      Galgaley Haplada 11
                      Third entrance
                      3rd floor
                      Herzlia 46733
                      Israel
------------------------------------------------------------------------------------------------
Common Stock          Meir Segev**                        67,325(3)               *%
                      Galgaley Haplada 11
                      Third entrance
                      3rd floor
                      Herzlia 46733
                      Israel
------------------------------------------------------------------------------------------------
Common Stock          Peretz Shmuel**                             0                 *%
                      Galgaley Haplada 11
                      Third entrance
                      3rd floor
                      Herzlia 46733
                      Israel
------------------------------------------------------------------------------------------------
Common Stock          Uri  Elmaleh **                      54,444                 *%
                      Galgaley Haplada 11
                      Third entrance
                      3rd floor
                      Herzlia 46733
                      Israel

------------------------------------------------------------------------------------------------
Common Stock          Sharon Laor                        1,620,000                 5.87%
                      27 Alexander Penn
                      Tel Aviv, Israel 69641

------------------------------------------------------------------------------------------------
Common Stock          Yael Zucker                        1,740,000                 6.31%
                      27 Alexander Penn
                      Tel Aviv, Israel 69641

------------------------------------------------------------------------------------------------
Common Stock          All officers and directors as a     529,281               1.90%
                      Group
------------------------------------------------------------------------------------------------

* Less than 1% of the outstanding common stock.
** Executive officer and/or director.

(1) The Company granted Mr. Eiran warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.30. Executive's rights to exercise the warrants shall vest in 24 equal monthly installments during a period of two years commencing September 7, 2004, of which 312,500 are currently vested.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of December 3, 2004. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on December 3, 2004 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of December 3, 2004, we had 27,582,114 shares of common stock outstanding.

(3) Received a warrant to purchase 270,540 shares of common stock, of which 105,210 are vested for Mr. Pico and 67,235 are vested for Meir Segev.

(4) We granted a warrant to purchase 100,000 shares of common stock to Mr. Werber. Currently, 33,333 shares of common stock have vested in connection with the warrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

Other than the $12,000 recorded each year as consulting fees and returned to us in the form of donated capital and the 5,000,000 shares issued to Mr. Rudelsheim in exchange for $10,000 upon our inception, there has been nothing of value (including money, property, contracts, options, or rights of any kind) received or to be received by Mr. Rudelsheim, directly or indirectly, from our company. We have not received any other assets, services or other consideration as a result. We arbitrarily determined the price of the shares issued to Mr. Rudelsheim.

Meir Segev and Robert G. Pico, our directors, each received 270,540 warrants which vest at the rate of 22,545 shares of common stock every three months during the terms of the warrants. The warrants are exercisable at $1.00 per share. In the event that either of the directors are removed, the warrant shall vest and shall be exercisable for a period of one year.

Alex Werber, our CFO, was granted 100,000 stock options that are exercisable at $0.30 per share on a cashless basis. The Stock Options vest and become exercisable in 36 equal monthly installments of 2,778. The Stock Options expire
(5) years after the date they vest and become exercisable, but in any case not later than six (6) months after termination of the reporting person's employment. In the event that Mr. Werber is terminated, the warrant shall vest and shall be exercisable for a period of one year. We have signed a letter agreement with Alex Werber which provides that we must pay Mr. Werber 15,000 shekels per month while part time and 30,000 for full time.

We have entered into an employment agreement with Dr. Uri Elmaleh, our V.P. of Medical and Regulatory Affairs. The agreement provides that we must pay him 35,000 shekels per months as well as provide him with a car and phone allowance. We also granted Dr. Elmaleh a warrant to purchase 280,000 shares of common stock at $.30 per share. On May 25, 2004 the Company granted Dr. Uri Elmaleh 10,090 shares in consideration for services rendered.

In March 2004, the Board of Directors authorized the issuance of 280,000 shares of common stock to Pinny Rabenou. Mr. Rabenou is the brother of Dr. Vicki Rabenou, our former CEO and a former director. In addition, the Board also authorized the issuance of common stock purchase warrants to purchase 280,000, which the granting of such warrants were contingent upon the entering into a definitive employment agreement with Mr. Rabenou. As no definitive employment agreement was entered into, the Board of Directors cancelled the warrants issued to Mr. Rabenou.

We entered into an employment arrangement with Mr. Yaron Sagi. Mr. Sagi, a shareholder of our company, in exchange for serving in an administrative capacity, received a warrant to purchase 33,333 shares of common stock at an exercise price of $.30 per share. Further, Mr. Sagi received a salary of 25,000 new Israeli shekels per month plus use of a company car and cellular phone. This employment agreement has been terminated.

In consideration for Dr. Vicki Rabenou's efforts in obtaining financing for the Company in the amount of $5,500,000 in March 2004, the Board of Directors granted a bonus in the amount of $110,000 to Dr. Rabenou. On November 4, 2004, the Board of Directors decided to cancel a former bonus granted to the former CEO in March 2004, in the amount of $110,000 and demand the bonus to be repaid. The Company has submitted a letter to the former CEO demanding that the bonus be repaid. The former CEO has not responded.

At a special meeting of the Board of Directors of the Company, a majority of the directors of the Company elected to terminate Dr. Vicki Rabenou as the Chief Executive Officer of the Company. In addition, Dr. Vicki Rabenou has resigned as a director of the Company pursuant to a resignation letter from Dr. Rabenou to the Board of Directors of the Company dated September 20, 2004 (the "Resignation Letter"). In addition, Dr. Rabenou has resigned as a director and Chief Executive Officer of Tissera, Ltd., a wholly-owned subsidiary of the Company, pursuant to the Resignation Letter. Dr. Rabenou's resignation in said capacities was effective on September 20, 2004.

On November 4, 2004, the Company ratified the issuance of warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 to each Prof Shaked and Sir Roy York Calne.

The Company granted Mr. Eiran, its Acting CEO and Chairman of the Board, warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.3. Executive's rights to exercise the warrants shall vest in 24 equal monthly installments during a period of two years commencing September 7, 2004. Any vested portion of the warrants, if not previously exercised shall terminate upon the earlier of three months after termination of the agreement or 10 years from the date of vesting.

ITEM 13. EXHIBITS

Exhibit   Page  Description
No.       No.
-------------------------------------------------------------------------------------------------
3(a)(i)     *   Articles Of Incorporation of Tissera, Inc. (Incorporated by
                reference filed with the Company's Form SB-2 on November 14,
                2000).
-------------------------------------------------------------------------------------------------
3(a)(ii)    *   By-laws of Tissera, Inc.
-------------------------------------------------------------------------------------------------
4           *   Specimen Share of Common Stock
-------------------------------------------------------------------------------------------------
10.1        *   Agreement Between BERT Logic Inc. and Reach Technologies Inc Dated May
                31, 2000 for the right to distribute the Reach Technologies Inc. licensed product line.
-------------------------------------------------------------------------------------------------
10.2        **  Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                11, 2001 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000 as it pertains to new territory
-------------------------------------------------------------------------------------------------
10.3        ****Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May
                31, 2003 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000
-------------------------------------------------------------------------------------------------
10.4        *****Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated September 4,
                2003 amending the Licensing Agreement with Reach Technologies, Inc.
                dated May 31, 2000
-------------------------------------------------------------------------------------------------
10.5        ******Research and License Agreement between Yeda Research and Development Company
                Limited and Bert Logic Inc.
-------------------------------------------------------------------------------------------------
10.6            Employment Agreement entered with Amos Eiran
-------------------------------------------------------------------------------------------------

14.1            Code of Ethics
-------------------------------------------------------------------------------------------------

16.1        *** Letter on change in certifying accountant.
-------------------------------------------------------------------------------------------------
31.1            Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
31.2            Certification of the Chief Financial Officer of Tissera, Inc. pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
32.1            Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002
-------------------------------------------------------------------------------------------------
32.1            Certification of the Chief Financial Officer of Tissera, Inc. pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference filed with the Form SB-2 filed with the Securities and Exchange Commission on November 14, 2000.
**Incorporated by filed with the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2001.
***Incorporated by reference filed with Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2004.
**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2003.
***** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.
****** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the two years ended July 31, 2004 and 2003 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during that fiscal year were $79,000, and $4,000, respectively.

Audit Related Fees. The Company did not engage auditors to provide any other professional services to the Company during the two fiscal years ended July 31, 2004 and 2003.

All Other Fees. There were no fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended July 31, 2003.

For the fiscal year ended July 31, 2004. $5,000 was billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees"

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has confirmed that no conflict exists.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of December 2004.

                                  TISSERA, INC.

                                        /s/ Amos Eiran
                                        ---------------------------
                                        Name:  Amos Eiran

                                        Title: Chairman of the Board of
                                        Directors and Acting Chief
                                        Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                      Title                   Date
---------                      -----                   ----

/s/ Amos Eiran           Acting Chief Executive        December 15, 2004
                         Officer and Chairman of
                         the Board of Directors

/s/ Alex Werber          Chief Financial               December 15, 2004
                         Officer

/s/ Robert G. Pico       Director                      December 15, 2004

/s/ Meir Segev           Director                      December 15, 2004

/s/ Peretz Shmuel        Director                      December 15, 2004

                         TISSERA INC. AND ITS SUBSIDIARY

                           (FORMERLY: BERT LOGIC INC.)
                           A DEVELOPMENT STAGE COMPANY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JULY 31, 2004

                                 IN U.S. DOLLARS

                                      INDEX

                                                                       PAGE
                                                                   -------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 2

CONSOLIDATED BALANCE SHEETS                                             3

CONSOLIDATED STATEMENTS OF OPERATIONS                                   4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)              5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            7 - 25

                              - - - - - - - - - - -

[LOGO] Ernst & Young

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF

                                  TISSERA INC.
                           (FORMERLY: BERT LOGIC INC.)
                          (A DEVELOPMENT STAGE COMPANY)

      We have audited the accompanying consolidated balance sheet of Tissera Inc. (Formerly: Bert Logic Inc.) ("the Company") (a development stage company) and its subsidiary as of July 31, 2004 and the related consolidated statement of operations, statement of changes in shareholders' equity and the consolidated statement of cash flows for the year then ended and for the period from May 31, 2000 (inception) through July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of July 31, 2003 and for the period from May 31, 2000 (inception) through July 31, 2003, were audited by other auditors whose report dated September 13, 2003 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from May 31, 2000 (inception) through July 31, 2003 included net loss of $ 105 thousand. Our opinion on the consolidated statements of operations, changes in shareholders' equity and cash flows for the period from May 31, 2000 (inception) through July 31, 2004, insofar as it relates to amounts for prior periods through July 31, 2003, is based solely on the report of other auditors.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of July 31, 2004, and the consolidated results of their operations and cash flows for the year then ended and for the period from May 31, 2000 (inception) through July 31, 2004, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1c, the Company faces a possible termination of key technology license and experiencing adverse legal proceedings. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

Tel-Aviv, Israel                                  KOST FORER GABBAY & KASIERER
August 31, 2004                                 A Member of Ernst & Young Global

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                                              JULY 31,
                                                                                       --------------------
                                                                                         2004        2003
                                                                                       --------    --------
    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                           $  4,656    $     --
   Accounts receivable (Note 4)                                                             237          --
   Assets attributed to discontinued operations                                              --           8
                                                                                       --------    --------

Total current assets                                                                      4,893          --
                                                                                       --------    --------

SEVERANCE PAY FUND                                                                            8          --
                                                                                       --------    --------

PROPERTY AND EQUIPMENT, NET (Note 5)                                                         38          --
                                                                                       --------    --------

                                                                                             --           8
                                                                                       --------    --------

Total assets                                                                           $  4,939    $      8
                                                                                       ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Trade payables                                                                      $     21    $     --
   Other accounts payable and accrued expenses (Note 6)                                     503          --
   Liabilities attributed to discontinued operations                                         --          18
                                                                                       --------    --------

Total current liabilities                                                                   524          18
                                                                                       --------    --------

ACCRUED SEVERANCE PAY                                                                        12          --
                                                                                       --------    --------

COMMITMENTS AND CONTINGENCIES  (Note 7)

Total liabilities                                                                           536          18
                                                                                       --------    --------

STOCKHOLDERS' EQUITY (DEFICIENCY):
   Share capital (Note 9):
   Common stock of $ 0.0001 par value each -
      Authorized: 100,000,000 shares as of July 31, 2004 and 2003; Issued and outstanding: 27,556,914 and 18,036,000 shares as of July 31, 2004 and 2003,
         respectively                                                                         3           2
        Preferred stock of $ 0.0001 par value each -
      Authorized: 20,000,000 shares as of July 31, 2004 and 2003; Issued and
         outstanding: 0 shares as of July 31, 2004 and 2003                                  --          --
   Additional paid-in capital                                                            27,197          93
   Deferred stock based compensation                                                       (163)         --
   Deficit accumulated during the development stage                                     (22,634)       (105)
                                                                                       --------    --------

Total stockholders' equity (deficiency)                                                   4,403         (10)
                                                                                       --------    --------

Total liabilities and stockholders' equity (deficiency)                                $  4,939    $      8
                                                                                       ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)


                                                                                                        FROM
                                                                                                    MAY 31, 2000
                                                                                                     (INCEPTION
                                                                          YEAR ENDED JULY 31,       DATE) THROUGH
                                                                    ----------------------------       JULY 31,
                                                                        2004            2003            2004
                                                                    ------------    ------------    ------------
Operating expenses:
  Research and development (including cost related to options and warrants granted to employees and to others at the amount of
     $ 11,579 and $ 0 in 2004 and 2003, respectively)               $     13,039    $         --    $     13,039

  General and administrative (including cost related to warrants, options and shares granted to service providers, employees and directors at the amount of $ 8,346 and $ 0 in 2004 and
     2003, respectively)                                                   9,482              --           9,482
                                                                    ------------    ------------    ------------

                                                                          22,521              --          22,521
Financial income, net (Note 11)                                                2              --               2
                                                                    ------------    ------------    ------------

Loss from continuing operations                                           22,519              --          22,519
Income taxes (Note 8)                                                         23              --              23
                                                                    ------------    ------------    ------------

Loss from continuing operations                                           22,542              --          22,542

Loss (income) from discontinued operations (Note 1b)                         (13)             31              92
                                                                    ------------    ------------    ------------
                                                                    ------------    ------------    ------------

Net loss                                                            $     22,529    $         31    $     22,634
                                                                    ============    ============    ============

Basic and diluted net loss per share from continuing operations     $     (1.034)   $         --
                                                                    ============    ============

Basic and diluted net loss per share from discontinued operations   $         --    $     (0.001)
                                                                    ============    ============

Loss per share                                                      $     (1.034)   $     (0.001)
                                                                    ============    ============
Weighted average number of shares used in computing basic and
   diluted net loss per share:                                        21,787,629      18,036,000
                                                                    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)


                                                                                            DEFICIT
                                                                                           ACCUMULATED     TOTAL
                                          STOCK CAPITAL        ADDITIONAL    DEFERRED      DURING THE   STOCKHOLDERS'
                                     ----------------------     PAID-IN    STOCK BASED     DEVELOPMENT     EQUITY      5
                                       NUMBER       AMOUNT      CAPITAL    COMPENSATION      STAGE       (DEFICIENCY)
                                     ----------   ----------   ----------  ------------    ----------   -------------
Balance as of May 31, 2000                   --   $       --   $       --   $       --    $       --    $       --

Shares issued for cash on May 31,
  2000x                              15,036,000            2            8           --            --            10
Net loss                                     ~~           --           --           --            (5)           (5)
                                     ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2000          15,036,000            2            8           --            (5)            5

Shares issued for cash on July 17,
  2001x                               3,000,000         *)--           40           --            --            40
Contribution of capital                      --           --           15           --            --            15
Net loss                                     --           --           --           --           (30)          (30)
                                     ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2001          18,036,000            2           63           --           (35)           30

Contribution of capital                      --           --           15           --            --            15
Net loss                                     --           --           --           --           (39)          (39)
                                     ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2002          18,036,000            2           78           --           (74)            6

Contribution of capital                      --           --           15           --            --            15
Net loss                                     --           --           --           --           (31)          (31)
                                     ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2003          18,036,000            2           93           --          (105)          (10)

Stock issued for cash related to
  PPM1, net of $ 176 issuance
  expenses                            1,767,200         *)--        2,033           --            --         2,033
Stock issued for cash related to
  PPM2,net of $ 517 issuance
  expenses                            3,142,858            1        4,983           --            --         4,984
Stock based compensation related
  to warrants granted  to service
  providers                                  --           --       11,429           --            --        11,429
Stock based compensation related
  to options granted to employees
  and directors                              --         *)--        1,130           --            --         1,130
Compensation related to stock
  granted to service providers and
  to employees                        3,067,090           --        7,366           --            --         7,366
Deferred stock based compensation            --           --          163         (163)           --            --
Exercise of options                   1,543,766         *)--           --           --            --          *)--
Net loss                                     --           --           --           --       (22,529)      (22,529)
                                     ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2004          27,556,914   $        3   $   27,197   $     (163)   $  (22,634)   $    4,403
                                     ==========   ==========   ==========   ==========    ==========    ==========

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                                FROM
                                                                                             MAY 31, 2000
                                                                                              (INCEPTION
                                                                       YEAR ENDED JULY 31,   DATE) THROUGH
                                                                       -------------------     JULY 31,
                                                                         2004        2003       2004
                                                                       --------    --------    --------
Cash flows from operating activities:
  Net loss                                                             $(22,529)   $    (31)   $(22,634)
  Adjustments required to reconcile net loss to net cash provided by
     (used in) operating activities:
  Depreciation                                                                3          --           3
  Expenses related to warrants granted to service providers              11,429          --      11,429
  Expenses related to options granted to employees and directors          1,130          --       1,130
  Expenses related to shares granted to service providers                 7,366       7,366
  Increase in accounts receivable                                          (237)         --        (237)
  Increase in trade payables                                                 21          --          21
  Increase in other accounts payable and accrued expenses                   503          --         503
  Increase in accrued severance pay, net                                      4          --           4
                                                                       --------    --------    --------

Net cash used in continuing operating activities                         (2,310)        (31)     (2,415)
Net cash provided by (used in) discontinued operating activities            (15)         36          75
                                                                       --------    --------    --------

Total net cash provided by (used in) operating activities                (2,325)          5      (2,340)
                                                                       --------    --------    --------

Cash flows from investing activities:
  Purchase of property and equipment                                        (41)         --         (41)
                                                                       --------    --------    --------

Net cash used in continuing investing activities                            (41)         --         (41)
Net cash used in discontinued investing activities                           --          --         (15)
                                                                       --------    --------    --------

Total net cash used in investing activities                                 (41)         --         (56)
                                                                       --------    --------    --------

Cash flows from financing activities:
  Issuance of shares and warrants, net                                    7,017          --       7,017
                                                                       --------    --------    --------

Net cash provided by continuing financing activities                      7,017          --       7,017
Net cash provided by (used in) discontinued financing activities             --          (7)         35
                                                                       --------    --------    --------

Total net cash provided by (used in) financing activities                 7,017          (7)      7,052
                                                                       --------    --------    --------

Increase (decrease) in cash and cash equivalents                          4,651          (2)      4,656
Cash and cash equivalents at beginning of period                              5           7          --
                                                                       --------    --------    --------

Cash and cash equivalents at end of period                             $  4,656    $      5    $  4,656
                                                                       ========    ========    ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- GENERAL

      a. Tissera Inc. ("the Company") was incorporated under the laws of the State of Washington on May 31, 2000.

            On September 4, 2003, the former president of the Company (and a former major shareholder) entered into a share purchase agreement ("the Agreement") with the Company's existing shareholders, who purchased 15,000,000 shares of the then issued and outstanding 18,036,000 shares of the Company's Common stock. In connection with the agreement, the president of the Company resigned as president and sole director of the Company. Also, in connection with the Agreement, the Company obtained forgiveness of the remaining promissory note of $ 10 and accrued interest of $ 2 that was due on May 31, 2004 in respect of the Company's license to sell Bit Error Rate Testers ("the License") and agreed to convert the License to a worldwide non-exclusive license. Also, in connection with the Agreement, the former president of the Company agreed to forgive his loan, in the amount of $ 2.

            Subsequent to the Agreement, the management of the Company has decided to discontinue all activities related to the sales of Bit Error Rate Testers and to engage in the development of tissue transplant technologies. The discontinuation of this activity was accounted for under the provision of Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets".

            On October 8, 2003, the Company entered into a research and license agreement with Yeda Research and Development Company Limited ("Yeda"), according to which Yeda provided the Company with a worldwide exclusive license to develop, manufacture and sell Yeda's tissue transplant technologies. Yeda is entitled to cancel the agreement under certain conditions determined in the agreement. As of December 15, 2004, Yeda is entitled to cancel the agreement (see
            Note 2). The Company currently bases its entire operations on the license provided from Yeda. Should Yeda terminate the agreement with the Company, the Company will not be able to continue its current research operations.

            As a result of the termination of all activities related to the sales of Bit Error Rate Testers as mentioned above, the results of operations of these activities were reported separately as discontinued operations in the statements of operations for all periods presented. Assets and liabilities attributed to the discontinued operations have been reported separately in the balance sheet as of July 31, 2004. Breakdown of income (loss) from discontinued operations related to discontinued operation is as follows:

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1:- GENERAL (CONT.)

                                                             YEAR ENDED JULY 31,
                                                             -------------------
                                                                2004   2003
                                                                ----   ----

            Revenues                                            $ --   $ 21
            Cost of revenues                                      --    (10)
            Selling, general and administrative expenses          --    (41)
            Financial expenses                                    --     (1)
            Extinguishment of debts and others                    13     --
                                                                ----   ----

            Gain (loss) attributed to discontinued operations   $ 13   $(31)
                                                                ====   ====

            On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc".

      b. On October 27, 2003, the Company incorporated a wholly-owned subsidiary in Israel, Tissera Ltd. ("the subsidiary"), which will be engaged in research and development.

      c. The Company's ability to continue to operate as a going concern is dependent on its ability to maintain its key technology license (see
            Note 2), a favorable outcome of the legal proceeding with investors (see Note 7(f), and its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

            In the event the Company will lose its key technology license, will have unfavorable outcome of its legal proceeding with investors, or is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will likely reduce general and administrative expenses and cease or delay development projects until it is able to obtain sufficient financing.

            In addition, if the Company will not be able to maintain its key technology license, the company's current research and development operations will cease.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 2:- RESEARCH AND LICENSE AGREEMENT

            On October 8, 2003, the Company entered into a research and license agreement ("the Agreement") with Yeda. The Company conducts the research for a period of three years, at the Weizmann Institute of Science (the commercialization company of Yeda). The research relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement

            The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 2,315,139 and 2,771,937, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) 10 years after the date on which the agreement is signed. As of the balance sheet date, 1,419,862 of the Company's shares of the Common stock are underlying the warrants.

            Since the Company and Yeda did not come to an agreement regarding the terms of the warrants the warrants have not yet been issued. As a result, Yeda is entitled to terminate the agreement. Based on the parties' ongoing negotiations, management is of the opinion that the parties will come to an agreement, and that Yeda will not terminate the license.

            The Company had applied to Yeda for the deferral of the submission of its development program in accordance with the agreement, and has not yet received Yeda's response.

            As the license is used for research and development activities and since no alternative use exists for the license, the fair value of the warrants as of the balance sheet date, at the amount of $670, was recorded as research and development expenses. The fair value of the warrants was determined based on the number of share underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company shares for a nominal consideration totaling 1,558,896 shares of Common stock.

            Prior to the actual issuance of the warrants the value of the warrants for recording the research and development expenses will be re-measured at each reporting period based on the number of share underlying the warrants as of each reporting period with the entire change in the fair value of the underlying shares reported in research and development expenses.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- RESEARCH AGREEMENT (CONT.)

            After the issuance of the warrants since the warrants entitle the investors to a final percentage of the Company's shares (up to a certain maximum number of shares), with each change in the number of the Company's issued and outstanding shares or the number of options with a nominal exercise price, the fair value of the additional shares underlying the warrants will be recorded as research and development expenses. Once the number of shares underlying the warrants will reach the maximum number of shares that can be issued under the warrants, the warrants will cease to be further re-measured.

            The Company shall also pay to Yeda the following: (i) with regard to the first year of the research period commencing on April 9, 2003, an amount of $ 900; (ii) with regard to the second year and third year of research an amount which shall be not less than $ 900 and not more than $ 1,000, to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year. The amounts are paid in four equal quarterly non-refundable installments, payable in advance at the beginning of each three months period during such year. If the parties fail to reach an agreement within the time frame referred to above regarding the amount of the research budget payable for the third year of the research period, then the research budget for such year shall be $ 900 and Yeda shall procure for the Company the performance of research for such reduced amount.

            In July 2004, the Company signed a first addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 900 in respect of the second year of the research period.

            The Company undertook to make its best effort to commercialize the licensed products. The Company also agreed to pay Yeda a license fee of (i) $ 50 per year, to be paid commencing the first year after the completion of the research and development period; (ii) 4% of net sales of all products using the licensed technology; (iii) 33% of all sublicense fees for all agreements entered into within one year following the agreement date, and (iv) 16% of all sublicense fees for all agreements entered into after such one year period.

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

      The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). The significant accounting policies followed in the preparation of the financial statements, on a consistent basis, are:

      a.    The Company's fiscal year ends on July 31 of each year.

            Financial statements in U.S. dollars:

            The functional and reporting currency of the Company is the U.S. dollar.

            The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. A majority of the transactions of the subsidiary is recorded in new Israeli shekels ("NIS"); however, all of the subsidiary's revenues from transactions with the Company are generated in dollars and all intercompany balances are denominated in dollars. In addition, a substantial portion of the subsidiary's costs is incurred in dollars. Accordingly, management has designated the dollar as the currency of its and its subsidiary's primary economic environment and thus their functional and reporting currency.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with the provisions of Statement of Financial Accounting Standard No. 52 "Foreign Currency Translation". All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

      c.    Principles of consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

      d.    Cash equivalents:

            Cash equivalents are short-term highly liquid investments that are readily convertible to cash with maturities of three months or less as of the date acquired.

            Cash equivalents consist of money market funds.

      e.    Property and equipment:

            Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

                                                                       %
                                                                  -------------

             Office furniture and equipment                           7
             Computers, software and electronic equipment             33
             Leasehold improvements                               Over the term
                                                                  of the lease

      f.    Impairment of long-lived assets:

            The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. As of July 31, 2004, no impairment losses have been identified.

      g.    Research and development costs:

            Research and development costs are charged to expenses as incurred.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      h.    Severance pay:

            The liability of the subsidiary for severance pay is calculated pursuant to the Severance Pay Law in Israel, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis.

            The subsidiary's employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its employees is fully provided by monthly deposits with insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

            The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

            Severance expenses for the year ended July 31, 2004, were $ 12.

      i.    Use of estimates:

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      j.    Accounting for share-based compensation:

            The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB-25"), and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee share options. Under APB-25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized over the option's vesting period.

            Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee share options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for 2004: weighted average volatility of 129%, risk-free interest rates of 2.45%, dividend yields of 0% and a weighted-average expected life of the options of five years.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                              YEAR ENDED JULY 31,
                                                                              --------------------
                                                                               2004         2003
                                                                              --------    --------
            Net loss as reported                                              $ 22,529    $     31

            Deduct: share-based employee compensation expense included in
              reported net loss in accordance with APB-25                       (1,130)         --
            Add: stock-based employee compensation expense determined under
              fair value method                                                  1,507          --
                                                                              --------    --------

            Pro forma net loss                                                $ 22,906    $     31
                                                                              ========    ========

            Pro forma net loss per share (basic and diluted)                  $  1.051    $     --
                                                                              ========    ========

            The Company applies SFAS 123 and EITF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants issued to non-employees. SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

      k.    Basic and diluted net loss per share:

            Basic net loss per share is computed based on the weighted average number of shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each year, plus the dilutive potential of the Common stock considered outstanding during the year, in accordance with Statement of Financial Standard No. 128, "Earnings per Share." ("SFAS No. 128").

            All outstanding share options and warrants have been excluded from the calculation of the diluted loss per share for the year ended July 31, 2004, because all such securities have an anti-dilutive effect.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            Such outstanding securities consist of the following:

                                                                      YEAR ENDED
                                                                       JULY 31,
                                                                         2004
                                                                      ----------
            Options                                                    2,648,217
            Warrants                                                  19,645,878
                                                                      ----------

            Total                                                     22,294,095
                                                                      ==========

      l.    Income taxes:

            The Company and its subsidiary account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". This Statement requires the use of the liability method of accounting for income taxes, whereby deferred tax asset and liability account balances are determined based on the differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiary provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

      m.    Fair value of financial instruments:

            The following methods and assumptions were used by the Company and its subsidiary in estimating their fair value disclosures for financial instruments:

            The carrying values of cash and cash equivalents, accounts receivable, trade payables and other accounts payable, approximate their fair value due to the short-term maturity of these instruments.

      n.    Concentrations of credit risks:

            Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents.

            Cash and cash equivalents are deposited in banks in Israel and in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

            The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      o.    Impact of recently issued accounting standards:

            In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financing Instruments with Characteristics of Both Liabilities and Equity". This Statement established standards for the issuer as to how to classify both liabilities and equity. It requires that an issuer will classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The adoption of this standard did not have an effect on the financial position or results of operations of the Company.

            In January 2003, the FASB issued FIN 46, "Consolidation of Variable Entities" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" to those entities defined as "Variable Interest Entities" (more commonly referred to as special purpose entities) in which equity investors do not have the characteristics of a "controlling financial interest" or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to all variable interest entities created after January 31, 2003 and by the beginning of the first interim or annual reporting period commencing after March 15, 2004 for variable interest entities created prior to February 1, 2003. The adoption of this Standard did not have an effect on the financial position or results of operations of the Company.

      p.    Reclassification:

            Amounts from prior years, that were classified as "Donated capital" in stockholders deficiency have been reclassified and subtotaled into additional paid-in capital. The reclassification has no effect on previously reported net loss, total stockholders' equity and cash flows.

NOTE 4:- ACCOUNTS RECEIVABLE

                                                             JULY 31,
                                                  ------------------------------
                                                       2004           2003
                                                  -------------   -------------
            Government authorities                $          16   $          --
            Prepaid expenses                                221              --
                                                  -------------   -------------
                                                  $         237   $          --
                                                  =============   =============

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 5:- PROPERTY AND EQUIPMENT

                                                                JULY 31,
                                                           -------------------
                                                             2004       2003
                                                           --------   --------
            Cost:
              Office furniture and equipment               $      7   $     --
              Computer software and electronic equipment         28         --
              Leasehold improvements                              6         --
                                                           --------   --------
                                                           --------   --------

                                                                 41         --
                                                           --------   --------
                                                           --------   --------
            Accumulated depreciation:
              Office furniture and equipment                   *)--         --
              Computer software and electronic equipment          2         --
              Leasehold improvements                              1         --
                                                           --------   --------

                                                                  3         --
                                                           --------   --------
                                                           --------   --------

            Depreciated cost                               $     38   $     --
                                                           ========   ========

            Depreciation expenses for the year ended July 31, 2004 were $ 3. *) Represents an amount lower than $ 1.

NOTE 6:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Government authorities           $         318   $          --
            Employees and payroll accruals              54              --
            Accrued expenses                           131              --
                                             -------------   -------------
                                             $         503   $          --
                                             =============   =============

NOTE 7:- COMMITMENTS AND CONTINGENCIES

      a. The Company's subsidiary rents an office through October 1, 2005. Future rental payments under non-cancelable operating lease are as follows:

                                                                    U.S. DOLLARS
                                                                    IN THOUSANDS
                                                                    ------------

            First year                                                 $   19
            Second year                                                     3
                                                                       ------
                                                                       $   22
                                                                       ======

            Total rent expenses for the year ended July 31, 2004 were $ 10.

      b. The Company's subsidiary obtained bank guarantee in the amount of $ 16 to secure the rent agreement.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 7:- COMMITMENTS AND CONTINGENCIES (CONT.)

      c. The Company received a demand from a broker for the payment of $30 in respect of his services related to the Company's capital raising. The Company's management and its legal advisors are of the opinion that the Company has good defenses and, as a result, no provision was recorded in the financial statements.

      d. (1) On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO shall be entitled to payments totaling approximately $ 78 upon termination of employment with the Company. According to a letter received in December 2004, the Former CEO is requesting the Company to pay approximately $ 150.

            On November 4, 2004, the Board of Directors has questioned the procedures according to which a bonus in the amount of $ 110 that was granted to the Former CEO in March 2004 and decided to cancel the bonus and to demanded the Former CEO to repay the bonus. The bonus amount was recorded as account receivables, and was fully provided as a doubtful debt.

            (2) In March 2004, the Former CEO was granted 2,267,046 options to purchase a total of 2,267,046 shares of Common stock, out of which 270,000 options were exercised into 249,859 shares of Common stock on a cashless basis. The total number of options to which the Former CEO is entitled should have been based on a formula that was determined in the agreement with the Former CEO. However, the number of options that were granted in March 2004 was incorrect. In November 2004, the Company's Board of Directors decided to amend the number of options granted to the Former CEO to a total of 2,042,551 options to purchase a total of 2,042,551 shares of Common stock. The amended calculation is based on the formula determined in the agreement.

            The number of options and related compensation recorded in these financial statements are based on the revised calculation.

            (3) On September 7, 2004, certain shareholders demanded from the Former CEO to repay the Company the amount of $ 1,074 (which is the value of the shares, that the Company issued as a result of the Former CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the Former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO pay the Company compensation in the amount of $ 645 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company and its legal advisors deny the assertions that may imply to the Company's responsibility and as a result, no provision was recorded in the financial statements.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 7:- COMMITMENTS AND CONTINGENCIES (CONT.)

            (4) On November 4, 2004, the Company's Board of Directors decided to demand from the Former CEO to repay to the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the Israeli tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the Income Tax Authorities, the Company recorded a liability in the amount of $ 269. Corresponding receivable from the Former CEO totaling $ 269 was recorded, and fully provided as a doubtful account.

      e. During 2004, the Former CEO's brother, who was also employed by the Company, was granted 280,000 shares of Common stock for no cash consideration. In March 2004, the Board decided to grant him an additional 280,000 warrants to purchase 280,000 shares of Common stock, the vesting of which is subject to signing a definitive employment agreement with the Company. Such agreement was never entered into. As a result, on November 4, 2004, the Board of Directors cancelled the warrants. The cancelled warrants are not presented in these financial statements, nor was any compensation expense recorded in respect of these warrants.

      f. On July 19, 2004, the Company received a letter from an investor, which participated in the Company's private placement of securities in March 2004, claiming that the investor was a victim of the Company's misconduct. On September 30, 2004, another investor, which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming, among others, that he was a victim of the Company's misconduct. The total investment in the Company's private placement from March 2004 was $ 5,500 (see Note 9c(1). The later investor stated it was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has commenced compromise negotiations with all of the investors from the March 2004 private placement. Since the negotiations are in a preliminary stage, the Company cannot estimate at this stage the outcome of such compromise

      g. On October 4, 2004, the Company received a demand letter to execute a lease agreement that was allegly agreed orally of the Company's previous premises. Based on the opinion of the management and its legal advisors, the Company has a reasonably good defense and, as such, no provision was recorded in the financial statements.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 8:- TAXES ON INCOME

      a.    Deferred income taxes:

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                   JULY 31,
                                                              -----------------
                                                               2004        2003
                                                              -----       -----

            Operating loss carryforward                       $ 805       $  --
            Reserves and allowances                               7          --
                                                              -----       -----

            Net deferred tax asset before valuation allowance   812          --
            Valuation allowance                                (812)         --
                                                              -----       -----

            Net deferred tax asset                            $  --       $  --
                                                              =====       =====

            As of July 31, 2004, the Company has provided valuation allowances of $ 812 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

      b.    Available carryforward tax losses:

            As of July 31, 2004, the Company have an accumulated tax loss carryforward of approximately $ 2,300. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

      c.    Income (loss) before taxes on income consists of the following:

                                                                     YEAR ENDED
                                                                      JULY 31,
                                                                        2004
                                                                      --------
            United States                                             $(22,584)
            Israel (*)                                                      65
                                                                      --------
                                                                      $(22,519)
                                                                      ========

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 8:- TAXES ON INCOME (CONT.)

      d.    Taxes on income included in the statement of operations:

                                                                  YEAR ENDED
                                                                   JULY 31,
                                                                     2004
                                                                  ----------

            Current taxes:
              Domestic                                            $      --
              Foreign (*)                                                23
                                                                  ---------
                                                                  $      23
                                                                  =========

      (*) In 2004, the Company signed an agreement with its subsidiary effective as of October 27, 2003, according to which the subsidiary will provide research, development and other services to the Company. The Company will reimburse the subsidiary for expenses on a cost plus 10% basis.

      e. The main reconciling item, between the statutory tax rate of the Company and the effective tax rate is the non-recognition of tax benefits from accumulated net operating losses carry forward due to the uncertainty of the realization of such tax benefits.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 9:- STOCK CAPITAL

            a. The rights of Common stock are as follows:

            Common shares confer on their holders the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company, and the right to receive dividends, if declared.

            The Common stock are registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol TSSR.

      b.    Bonus shares:

            On November 4, 2003, it was resolved to allot a total of 12,024,000 bonus shares at the rate of three fully-paid bonus shares for each then outstanding share. All the shares and per share amounts have been adjusted to give retroactive effect to the allotment.

      c.    Investment, warrants and options:

            Private placements

            1. On February 1, 2004, the Company completed a private placement ("PPM") for the sale of 1,767,200 units at a price per unit of $ 1.25. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 5,301,600 warrants with an exercise price in a range of $ 3.75 - $ 6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years.

                  On March 18, 2004, the Company completed an additional PPM for the sale of 3,142,858 units at a price per unit of $ 1.75. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 9,428,574 warrants with an exercise price at the range of $ 3.75 - $
                  6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years. The investors were granted certain registration rights. The investors were also granted liquidation damages (as defined in the investment agreement) at the rate of 1% of the invested amount for each month in which a registration statement is not maintained effective with the U.S. Securities and Exchange Commission ("SEC"), during a period of 2 years.

                  In connection with the second PPM the Company granted to certain brokers 172,480 warrants to purchase 172,480 shares of Common stock at an exercise price of $ 0.01 per share. In addition, the Company granted to these brokers 397,440 warrants to purchase 397,440 shares of Common stock at exercise prices that range between $ 3.75 and $ 6.00 per share. As of July 31, 2004, the brokers exercised 53,800 warrants into 53,800 shares of Common stock.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 9:- STOCK CAPITAL (CONT.)

            Shares and warrants to service providers

            2. During 2004, in addition to the warrants that were granted to the brokers in respect of the PPM and the warrants that were issued to Yeda (see Note 2), the Company granted 3,607,199 fully vested warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 400,000 warrants to purchase 400,000 Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 3,190,984 warrants are fully vested as of July 31, 2004 and 816,215 warrants vest over a period of three years ending March 6, 2007. The Company accounted for such warrants and shares under the provisions of EITF 96-18. The fair value of fully vested warrants and shares was recorded as research and development expenses and general and administrative expenses at the grant date. The fair value of the warrants that vest over the three years period is amortized as an expense over the vesting period. As of July 31, 2004, 1,177,477 warrants were exercised into 1,177,477 shares of Common stock.

            3. Summary of warrants issued to service providers and to investors:

                  The Company's outstanding warrants that were granted to service providers and to investors as of July 31, 2004 are as follows*:

                     ISSUANCE DATE               NUMBER OF      EXERCISE       WARRANTS        EXERCISABLE
                                                 WARRANTS         PRICE       EXERCISABLE        THROUGH
             -------------------------------  -------------- -------------- -------------- ------------------
             January 2004                         1,669,815    $   0-0.01     1,669,815      January 2009
             February 2004                        1,899,680    $   3.75       1,899,680      August 2004 **)
             February 2004                        1,899,680    $   4.5        1,899,680      February 2006
             February 2004                        1,899,680    $   6          1,899,680      February 2007
             February 2004                          118,680    $   0.01         118,680      February 2006
             March 2004                           3,142,858    $   3.75       3,142,858      March 2005
             March 2004                           3,142,858    $   4.5        3,142,858      March 2006
             March 2004                           3,142,858    $   6          3,142,858      March 2007
             March 2004                             493,692    $   0            493,692      March 2009
             March 2004                             416,215    $   0             57,807      March 2009
             March 2004                             200,000    $   1             22,222      March 2009
             April 2004                             200,000    $   1             22,222      April 2009
                                              --------------                --------------
                                                18,226,016                    17,512,052
                                               ==============                ==============

            *) This table does not include the warrants that the Company committed to issue to Yeda (see Note 2).

            **)   These options were not exercised, and expired.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 9:- STOCK CAPITAL (CONT.)

                  The fair value for the warrants to service providers was estimated on the date of grant using Black-Scholes option pricing model, with the following weighted-average assumptions for 2004; weighted average volatility of 135%, risk-free interest rates of 3.25% dividend yields of o% and a weighted average expected life of the options of five years.

                  Shares and options to employees and to directors

            4. During 2004, the Company granted two of its directors 541,080 options to purchase 541,080 shares of the Company's Common stock at an exercise price of $ 1 per share. The options vest over a period of three years. The Company accounted for such options under the provision of APB 25, since the optionees are entitled to exercise their options on a cashless basis, the Company applied variable accounting and the compensation related to the options was recorded as general and administrative expenses over the vesting period based on the market price of the Company's stock at such reporting period. As of July 31, 2004, 67,635 options were exercised into 52,278 shares of Common stock on a cashless basis.

                  During March 2004, the Company granted to certain employees 2,455,884 options to purchase 2,455,884 shares of the Company's Common stock at an exercise price of $ 0.30 per share (see also Note 7d(2)). The options vest over a period of three years. The Company accounted for such options under the provision of APB 25. Since the optionees are entitled to exercise their options on a cashless basis, the Company applied variable accounting and the compensation related to the options was recorded as research and development and general and administrative expenses over the vesting period based on the Company's stock market price at such reporting period. In addition, the Company granted to the former CEO's brother 280,000 shares of Common stock at no consideration (see also Note 7f).

                  On May 25, 2004, the Company granted to a certain employee 10,090 shares of Common stock at no consideration.

                  As of July 31, 2004, 281,112 options were exercised into 260,211 shares of Common stock of the Company, on a cashless basis.

            1. A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

                                                       JULY 31, 2004                   JULY 31, 2003
                                              ------------------------------------------------------------
                                                                  WEIGHTED
                                                                  AVERAGE                   WEIGHTED
                                                AMOUNT OF         EXERCISE      AMOUNT OF    AVERAGE
                                                 OPTIONS           PRICE         OPTIONS   EXERCISE PRICE
                                              --------------  --------------- ----------- ----------------
             Outstanding at the beginning
               of the year                            --       $      --             --        $     --

             Granted                           2,996,964       $   0.426             --        $     --
             Exercised                          (348,747)      $   0.435             --        $     --
                                               ---------                      ---------
             Outstanding at the end of the
               year                            2,648,217       $   0.425             --        $     --
                                               =========       =========      =========        ========
             Exercisable options at the end
               of the year                       372,141       $   0.342             --        $     --
                                               =========       =========      =========        ========

            2. The options outstanding as of July 31, 2004, have been separated into ranges of exercise price, as follows:

                                 OPTIONS OUTSTANDING      WEIGHTED AVERAGE          OPTIONS
                                        AS OF                REMAINING         EXERCISABLE AS OF
                EXERCISE              JULY 31,              CONTRACTUAL            JULY 31,
                  PRICE                 2004                    LIFE                 2004
           -------------------  ----------------------   ------------------- --------------------
                                                               YEARS
                                                         -------------------

                  $   1                 473,445                 4.541                  22,545
                  $ 0.3               2,174,772                 4.653                 349,596
                                ---------------                               ---------------

                                      2,648,217                                       372,141
                                ===============                               ===============

            3. All options were granted with exercise prices that were lower than the market price of the Company's Common stock on the date of grant. Weighted average fair values and weighted average exercise prices of options whose exercise price is lower than the market price of the shares at date of grant are as follows:

                                                                                JULY 31,
                                                                     -----------------------------
                                                                         2004            2003
                                                                     --------------  -------------

                  Weighted average exercise price                      $    0.425      $      -
                  Weighted average fair value on date of grant         $    0.797      $      -

                  Compensation expenses recorded by the Company in respect of its share-based employee compensation awards amounted to $ 1,130 for the year ended July 31, 2004.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 10:- TRANSACTIONS WITH RELATED PARTIES

      a. From April 2003 until October 2003, funds raised and expenses paid by the Company were managed by certain shareholders through a trustee, at no consideration.

      b.    As for claims, see Note 7f.

      c.    As for options granted, see also Notes 7e and Note 9c(4).

      d. Equipment purchased from a party related to the former CEO, amounted to $ 3.

                                                                        YEAR ENDED JULY 31,
                                                                        -----------------
                                                                         2004      2003
                                                                        -------   -------
            Fees and related benefits and compensation expenses in      $   984   $    --
              respect of options granted to member of the Board of
              Directors
                                                                        =======   =======
            Salary and related benefits and compensation expenses in
              respect of options granted, to an employee who is a
              shareholder                                               $    96   $    --
                                                                        =======   =======


NOTE 11:- FINANCIAL INCOME, NET

                                                        YEAR ENDED JULY 31,
                                                   -----------------------------
                                                        2004            2003
                                                   -------------   -------------
             Income:
               Interest income                     $          12   $          --
                                                   -------------   -------------
               Bank charges                                   10              --
                                                   -------------   -------------
                                                   $           2   $          --
                                                   =============   =============


NOTE 12:- SUBSEQUENT EVENTS

      a As of August 31, 2004, 25,200 warrants were exercised into 25,200 shares of Common stock by the Company's brokers at an exercise price of $ 0.01 per share.

      b. In November 2004, the Company signed an employment agreement with its new CEO, according to which, the CEO will be granted 1,500,000 options to purchase 1,500,000 shares at an exercise price of $ 0.30 per share. The options will vest over a period of two years.

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