Form 10QSB/A
period 2003-10-31
TISSERA INC
filed 2005-01-18
CIK 1122573

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended October 31, 2003.

          Transition Report Pursuant to 13 or 15(d) of the Securities
                              Exchange Act of 1934

             For the transition period from __________ to __________

                         Commission file number: 0-32801

                                  TISSERA, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

                                BERT Logic, Inc.
                           (Former Name of Registrant)

          Washington                                             91-2034750
(State or other jurisdiction of                               (I.R.S. Employer
incorporation of organization)                               Identification No.)

Galgaley Haplada 11, Third entrance, 3rd floor, Herzlia         46733  Israel
(Address of principal executive offices)                         (Zip Code)

                    Issuer's telephone number: +972-36344107

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of January 10, 2005, the registrant had 27,556,914 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

================================================================================

                                  TISSERA, INC.

                                      INDEX

Update after inserting financial statements
PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

Item 1.  Financial statements
                  (unaudited)

         Balance Sheets                                                   2

         Statements of Operations                                         3

         Statements of Changes in Stockholders' Equity                    4

         Statements of cash flows                                         5

         Notes to Financial Statements                                  6-12

Item 2.  Management's Discussion and Analysis and Results of Operations   1

Item 3.  Controls and Procedures                                          3

PART II. OTHER INFORMATION                                                4

Item 1. Legal Proceedings                                                 4

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds       4

Item 3.  Defaults Upon Senior Securities                                  4

Item 4.  Submission of Matters to Vote of Security Holders                4

Item 5.  Other Information                                                4

Item 6.  Exhibits                                                         4

SIGNATURES                                                                5

                                  TISSERA INC.

                           (FORMERLY: BERT LOGIC INC.)
                           A development stage company

                              FINANCIAL STATEMENTS

                             AS OF OCTOBER 31, 2003

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                         Page
                                                                       --------

Balance Sheets                                                            2

Statements of Operations                                                  3

Statements of Changes in Stockholders' Equity (Deficiency)                4

Statements of Cash Flows                                                  5

Notes to Financial Statements                                           6 - 12

                              - - - - - - - - - - -

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                        October 31,   July 31,
                                                                           2003        2003
                                                                        ---------      -------
                                                                        Restated
                                                                        ---------
                                                                        Unaudited
                                                                        ---------
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                              $   458      $    --
  Prepaid expenses                                                             9           --
  Assets attributed to discontinued operations                                --            8
                                                                         -------      -------

Total current assets                                                         467            8
                                                                         -------      -------

Total assets                                                             $   467      $     8
                                                                         =======      =======

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Related parties - stockholders                                         $     6      $    --
  Other accounts payable and accrued expenses                                113           --
  Liabilities attributed to discontinued operations                           --           18
                                                                         -------      -------

Total liabilities                                                            119           18
                                                                         -------      -------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock of $ 0.0001 par value each -
    Authorized: 100,000,000 shares as of July 31, 2003 and October 31,
      2003; Issued and outstanding: 18,036,000 shares as of July 31,
      2003 and October 31, 2003                                                2            2
    Preferred stock of $ 0.0001 par value each -
    Authorized: 20,000,000 shares as of July 31, and October 31, 2003;
      Issued and outstanding: 0 shares as of July 31, 2003 and October
      31, 2003                                                                --           --
  Additional paid-in capital                                               2,559           93
  Receipts on account of stock                                             1,102           --
  Accumulated deficit                                                     (3,315)        (105)
                                                                         -------      -------

Total stockholders' equity (deficiency)                                      348          (10)
                                                                         -------      -------

Total liabilities and stockholders equity (deficiency)                   $   467      $     8
                                                                         =======      =======

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


                                                                                                                     From
                                                                                                                  May 31, 2000
                                                                                   Three months ended October      (inception
                                                                                                31,               date) through
                                                                                  -----------------------------   October 31,
                                                                                      2003            2002           2003
                                                                                  -------------   -------------   ------------
                                                                                    Restated
                                                                                  -------------
                                                                                                    Unaudited
                                                                                  --------------------------------------------
Operating expenses:
  Research and development (including cost related to warrants granted to Yeda
     (see note 3) and to service providers in the amount of $ 1,543 and $ 0 for the three months ended October
     31, 2003 and 2002, respectively)                                             $       2,079   $          --   $      2,079
  General and administrative (including cost related to shares granted to service providers in the amount of $ 923 and $ 0 for the three months ended October 31, 2003 and 2002,
      respectively)                                                                       1,145              --          1,145
                                                                                  -------------   -------------   ------------

                                                                                          3,224              --          3,224
Financial income, net                                                                        (1)             --             (1)
                                                                                  -------------   -------------   ------------

Loss from continuing operations                                                           3,223              --          3,223
Income (loss) from discontinued operations                                                   13               3            (92)
                                                                                  -------------   -------------   ------------

Net loss                                                                          $       3,210   $           3   $      3,315
                                                                                  =============   =============   ============

Basic and diluted loss per share from continuing operations                       $       (0.18)  $          --   $      (0.18)
                                                                                  =============   =============   ============

Basic and diluted loss per share from discontinued operations                                --              --             --
                                                                                  =============   =============   ============
Net loss per share                                                                $       (0.18)  $          --   $      (0.18)

                                                                                  =============   =============   ============
Weighted average number of shares used in computing basic and                        18,036,000      18,036,000     18,036,000
   diluted net loss per share
                                                                                  =============   =============   ============

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

                                                                                                 Deficit
                                                                                                accumulated        Total
                                                 Stock capital         Additional   Receipts     during the    stockholders'
                                             -----------------------    paid-in    on account   development        equity
                                               Number      Amount       capital     of stock       stage        (deficiency)
                                             -----------------------   ----------   ----------    ----------    ----------

Balance as of May 31, 2000                           --   $       --   $       --   $       --    $       --    $       --

Shares issued for cash on May 31, 2000       15,036,000            2            8           --            --            10
Net loss                                             --           --           --           (5)           (5)
                                             -----------------------   ----------   ----------    ----------    ----------

Balance as of July 31, 2000                  15,036,000            2            8           --            (5)            5

Shares issued for cash on July 17, 2001       3,000,000         *)--           40           --            --            40
Contribution of capital                              --           --           15           --            --            15
Net loss                                             --           --           --           --           (30)          (30)
                                             -----------------------   ----------   ----------    ----------    ----------

Balance as of July 31, 2001                  18,036,000            2           63           --           (35)           30

Contribution of capital                              --           --           15           --            --            15
Net loss                                             --           --           --           --           (39)          (39)
                                             -----------------------   ----------   ----------    ----------    ----------

Balance as of July 31, 2002                  18,036,000            2           78           --           (74)            6

Contribution of capital                              --           --           15           --            --            15
Net loss                                             --           --           --           --           (31)          (31)
                                             -----------------------   ----------   ----------    ----------    ----------

Balance as of July 31, 2003                  18,036,000            2           93           --          (105)          (10)

Receipts on account of stock                         --           --           --        1,102            --         1,102
Stock based compensation related
  to warrants and shares granted
  to Yeda and to service
  providers- Restated                                --           --        2,466           --            --         2,466
Net loss-Restated                                    --           --           --           --        (3,210)       (3,210)
                                             -----------------------   ----------   ----------    ----------    ----------

Balance as of October 31,
  2003-Restated                              18,036,000   $        2   $    2,559   $    1,102    $   (3,315)   $      348
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                          From
                                                                                                       May 31, 2000
                                                                        Three months ended October      (inception
                                                                                     31,               date) through
                                                                       -----------------------------   October 31,
                                                                           2003            2002           2003
                                                                       -------------   -------------   ------------
                                                                         Restated
                                                                       -------------
                                                                                         Unaudited
                                                                       --------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $(3,210)         $    --         $(3,315)
  Adjustments required to reconcile net loss to net cash provided by
     (used in) operating activities:
  Expenses related to warrants and shares granted to Yeda and to
    service providers                                                      2,466               --           2,466
   Increase in prepaid expenses                                               (9)              --              (9)
   Increase in accounts payable and accrued expenses                         114               --             114
                                                                         -------          -------         -------

Net cash used in continuing operating activities                            (639)              --            (744)
Net cash provided by (used in) discontinued operating activities             (10)               8              80
                                                                         -------          -------         -------

Total net cash provided by (used in) operating activities                   (649)               8            (664)
                                                                         -------          -------         -------

Cash flows from investing activities:
  Net cash used in discontinued investing activities                          --               --             (15)
                                                                         -------          -------         -------

Total net cash used in investing activities                                   --               --             (15)
                                                                         -------          -------         -------

Cash flows from financing activities:
  Receipts on account of stock                                             1,102               --           1,102
                                                                         -------          -------         -------

Net cash provided by continuing financing activities                       1,102               --           1,102
Net cash flows provided by discontinued financing activities                  --               20              35
                                                                         -------          -------         -------

Total net cash provided by financing activities                            1,102               20           1,137
                                                                         -------          -------         -------

Increase in cash and cash equivalents                                        453               28             458
Cash and cash equivalents at beginning of period                               5                7              --
                                                                         -------          -------         -------

Cash and cash equivalents at end of period                               $   458          $    35         $   458
                                                                         =======          =======         =======

Non-cash financing activities:
Licenses purchased against notes payable                                 $    --          $    --         $    28
                                                                         =======          =======         =======

The accompanying notes are an integral part of the financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 1:- GENERAL

      a. Tissera Inc. ("the Company") was incorporated under the laws of the State of Washington on May 31, 2000.

            On September 4, 2003, the former president of Bert Logic Inc. completed a stock purchase agreement with the Company's existing stockholders, who purchased 15,000,000 shares of the currently issued and outstanding 18,036,000 shares of the Company's Common stock. In connection with the consummation of the transaction, the president of the Company resigned as president and sole director of the Company. Pursuant to the agreement, the Company entered into an amended license agreement to sell Bit Error Rate Testers on a worldwide non-exclusive basis. In exchange, the Company obtained forgiveness of the remaining promissory note of $ 10, and accrued interest of $ 2. Also, in connection with the transaction, the former president of the Company agreed to forgive his stockholder loan, in the amount of $ 2.

            Following the share purchase agreement dated September 4, 2003, the management of the Company decided to dispose all activities related to the sales of Bit Error Rate Testers, used for the integrity and reliability of communication channels. The discontinuation of that activity was accounted for as discontinued operations under the provision of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

            On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc."

      b. On October 27, 2003 the Company incorporated a wholly-owned subsidiary, Tissera Ltd. The subsidiary had not yet commenced operations as of the balance sheet date.

      c.    Going concern considerations (Restated):

            The Company's ability to continue to operate as a going concern is dependent on its ability to maintain its key technology license (see
            Note 3), a favorable outcome of the legal proceeding with investors (see Note 6) and its ability to generate sufficient cash flows meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future. In the event the Company will lose its key technology license, will have unfavorable outcome of its legal proceeding with investors, or is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will likely reduce general and administrative expenses and cease or delay development projects until it is able to obtain sufficient financing.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 1:- GENERAL (cont.)

            In addition, if the Company will not be able to maintain its key technology license, the company's current research and development operations will cease.

            The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

            These financial statements have been prepared as of October 30, 2003, and for the three months then ended ("interim financial statements"). These financial statements should be read in conjunction with the Company's audited annual financial statements and accompanying notes as of July 31, 2003 and for the year then ended. The significant accounting policies applied in the annual financial statements of the Company as of July 31, 2003, are applied consistently in these financial statements. In addition, the following accounting policies were adopted in the current reported period:

            a.    Financial statements in U.S. dollars:

                  The functional and reporting currency of the Company is the U.S. dollar.

                  The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future.

            b.    Research and development costs:

                  Research and development costs are charged to expenses as incurred.

            c.    Basic and diluted net loss per share:

                  Basic net loss per share is computed based on the weighted average number of shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each period, plus the dilutive potential of the Common stock considered outstanding during the period, in accordance with SFAS No. 128, "Earnings per Share."

                  All outstanding share and warrants the Company committed to grant have been excluded from the calculation of the diluted loss per share for the period ended October 31, 2003, because all such securities have an anti-dilutive effect.

            d. The Company applies SFAS 123 "Accounting for Stock Based Compensation" and EITF 96-18 "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants committed to be issued to non-employees. SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (cont.)

            e.    Recent accounting pronouncements:

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

            f.    Interim financial statements:

                  These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

NOTE 3:- RESEARCH AND LICENSE AGREEMENT

            On October 8, 2003, the Company entered into a Research and License Agreement ("the Agreement") with Yeda. The Company conducts the research for a period of three years, at the Weizmann Institute of Science, relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The license granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement.

            The Company committed to grant Yeda, within 120 days of the date on which the Agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of
                     n                                              TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 3:- RESEARCH AND LICENSE AGREEMENT (cont.)

            such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding stock of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 2,315,139 and 2,771,937, respectively (in each case as such number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company). Each such warrant shall be exercisable for a period beginning one year after the date on which the Agreement is signed, and ending at the later of (a) one year following the termination of the Agreement and (b) 10 years after the date on which the Agreement is signed. As of the balance sheet date, the Company has not yet granted Yeda the warrants.

            The Company also undertakes to pay to Yeda the following: (i) with regard to the first year of the research period (commencing on April 9, 2003), the amount of $ 450 of which a non-refundable installment of $ 225 shall be due and payable on October 9, 2003 and a non-refundable installment of $ 225 shall be due and payable on January 9, 2004 (These amounts are in addition to $ 450 paid earlier, on account of the research for the first year); and (ii) with regard to the second and third years of the research period, respectively, an amount which shall be not less than $ 900 and not more than $ 1,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal quarterly non-refundable installments, payable in advance at the beginning of each three month period during such year. If the parties fail to reach agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be $ 900 and Yeda shall procure the performance of research for such reduced amount.

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

NOTE 4:- STOCK SPLIT

            The Company's Board of Directors resolved to effectuate a forward split of the Company's Common stock on a 3:1 basis, which occurred on November 4, 2003. The additional shares issued pursuant to the forward stock split will be fully paid and non-assessable. All new shares will have the same par value, voting rights and other rights of the Company's common shares. The 3:1 forward stock split is being effectuated by increasing the number of issued and outstanding shares at the ratio of 3:1. Accordingly, as a result of the forward stock split, the Company has 18,036,000 shares outstanding and 81,964,000 authorized unissued shares, which shares may be issued in the future in connection with acquisitions, subsequent financings or as determined by the Company's Board of Directors. All share and per share data were restated to reflect the stock split effected November 4, 2003.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 5:-      WARRANTS AND OPTIONS

      a. The Company is committed to grant 4,722,359 warrants to purchase 4,722,359 of the Company's Common stock at an exercise price of $0.0001 per share, and to issue 2,827,000 shares at no consideration. The warrants and shares the Company had committed to grant are to service providers in exchange for research and development services and general and administrative services. 4,306,143 warrants and 2,827,000 shares will be fully vested and non-forfeitable as of the grant date, and 416,215 warrants will vest over a period of three years. The Company accounted for such warrants under the provision of EITF 96-18 and the fair value of warrants was recorded as research and development expenses and general and administrative expenses at the commitment date. As of the balance sheet date, the warrants and the shares were not granted.

      b. The Company has committed to grant to certain employees 1,443,829 options to purchase 1,443,829 of the Company's Common shares. As of the balance sheet date, the options have not been granted, and all terms and conditions have not yet been determined.

      c. The Company has committed to grant to certain brokers in conjunction with a private placement round (see Note 6) 106,080 warrants to purchase 106,080 of the Company's Common stock at an exercise price of $0.01 per share and 152,080 shares of Common stock at no consideration. As of the balance sheet date, the warrants and shares have not been granted.

NOTE 6:- SUBSEQUENT EVENT

      a.    Private placement:

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

            On March 18, 2004, the Company completed an additional PPM for the sale of 3,142,858 units at a price per unit of $ 1.75. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 9,428,574 warrants with an exercise price at the range of $ 3.75 - $ 6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years. The investors were granted certain registration rights. The investors were also granted liquidated damages (as defined in the investment agreement) at the rate of 1% of the invested amount for each month in which a registration statement is not maintained effective with the U.S. Securities and Exchange Commission ("SEC"), during a period of 2 years.

            In connection with the second PPM the Company granted to certain brokers 172,480 warrants to purchase 172,480 shares of Common stock at an exercise price of $ 0.01 per share. In addition, the Company granted to these brokers 397,440 warrants to purchase 397,440 shares

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 6:- SUBSEQUENT EVENT (cont.)

            of Common stock at exercise prices that range between $ 3.75 and $
            6.00 per share. As of July 31, 2004, the brokers exercised 53,800 warrants into 53,800 shares of Common stock.

      b.    Commitments and contingencies:

            1. On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO").

            2. On September 7, 2004, certain shareholders demanded from the Former CEO to repay the Company the amount of $ 1,074 (which is the value of the shares, that the Company issued on April 2004, as a result of the Former CEO's cashless exercise of options granted on march 14, 2004, at the date of exercise, and which were sold by the Former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO will pay the Company compensation in the amount of $ 645 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company and its legal advisors deny the assertions that may imply to the Company's responsibility and as a result, no provision was recorded in the financial statements.

            3. On July 19, 2004, the Company received a letter from an investor, which participated in the Company's private placement of securities in March 2004, claiming that the investor was a victim of the Company's misconduct. On September 30, 2004, another investor, which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming, among others, that he was a victim of the Company's misconduct. The total investment in the Company's private placement from March 2004 was $ 5,500. The later investor stated it was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has commenced compromise negotiations with all of the investors from the March 2004 private placement. Since the negotiations are in a preliminary stage, the Company cannot estimate at this stage the outcome of such compromise.

NOTE 7:- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company restated its financial statements as of October 31, 2003, and for the three months then ended, for the following reasons:

            1. Cost related to warrants that the Company committed to grant to Yeda (see Note 3), and warrants and shares that the Company committed to grant certain other service providers, were recorded based on the price per share determined in the private placement conducted in February 2003. In these restated financial statements, the Company recorded these costs based on the market price of its shares as of October 31, 2003. In addition, the calculation of the fair value of the warrants that the Company committed to grant Yeda, was revised to reflect issued and outstanding shares of the Company and any options to acquire Company shares for a nominal consideration. Previously, the fair value of shares underling the

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                     A development stage company

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 7:- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (cont.)

                  warrants was calculated based on all warrants, options and shares the Company committed to grant.

            2. The Company misinterpreted the Research and License agreement between the Company and Yeda. One factor in calculating the fair value of the warrants that were granted to Yeda is the number of shares underlying the warrants. The number of shares underlying the warrants that the Company committed to grant Yeda (see Note 3), and that was used in the calculation of the fair value of the warrants, was revised to reflect the correct number of the shares according to the agreement.

      The effect of the above changes, related to warrants and shares granted to Yeda and to service providers, is as follows:

                                                          Financial statements     Decrease in     Restated   financial
                                                          as reported              expenses        statements
                                                          ---------------------    -----------     --------------------
      Research and development expenses                   $ 5,476                  $ 3,933         $ 1,543
      General and administrative expenses                 $ 3,534                  $ 2,611         $   923
      Net loss                                            $ 9,754                  $ 6,544         $ 3,210
      Basic and diluted loss per share from continuing
      operations                                          $ (0.54)                 $  0.36         $ (0.18)
      Basic and diluted loss per share from
      discontinued operations                                  --                       --              --
      Net loss per share                                  $ (0.54)                 $  0.36         $ (0.18)
      Additional paid-in capital                          $(9,103)                 $ 6,544         $(2,559)
      Accumulated deficit                                 $ 9,859                  $ 6,544         $ 3,315

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

OPERATING EXPENSES

Operating expenses for the quarter ended October 31, 2003 amounted to $3,224. The R&D expenses amounted to $2,079; the most significant R&D expense was related to R&D activities performed by Yeda in the amount to $450. Cost related to Option and warrants granted to employees and scientist associated with the Company Research activities amounted to $1,543. The Company has General and administrative expenses amounted to $1,145. The main expense related to General and administrative expenses were attributed to warrants, options and shares granted to service providers, employees and directors in the amount of $923. The rest of the General and administrative expenses were attributed mainly to the Company legal expenses and provision to D&O insurance.

EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS OF A SEGMENT OF A BUSINESS

As a result of the disposal of its activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels the Company has an earning of $13 in the quarter ending October 31, 2003 compared to a loss of $1 in the quarter ending October 31, 2002.

NET LOSS

As a result the Company incurred a net loss of $3,210 for the quarter ending October 31, 2003, as compared to a net loss of $3 for the period ending October 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $458 as of October 31, 2003, compared to none as of October 31, 2002, this increase is attributed to funds received on account of a private placement that the company is conducting. The Company has a working capital of $348 as of October 31, 2003 compared to none as of October 31, 2002. The Company plans to continue to finance its operations through a combination of stock issuances, debt issuances, license payments and research and development programs. There are no assurances, however, that the company will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of its planned products.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

31.1 Certification of the Chief Executive Officer of Tissera, Inc. pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer of Tissera, Inc. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended October 31, 2003 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

January 18, 2005

                                             TISSERA, INC.

                                             By    /s/Amos Eiran
                                                -------------------------------
                                                   Amos Eiran
                                                   Chief Executive Officer

                                             By    /s/Alex Werber
                                                -------------------------------
                                                   Alex Werber
                                                   Chief Financial Officer