Form 10QSB
period 2004-10-31
TISSERA INC
filed 2005-01-18
CIK 1122573

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended October 31, 2004.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of December 30, 2004, the registrant had 27,556,914. shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___    No _X_

================================================================================

                                 TISSERA, INC.

                                     INDEX


PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
------------------------------                                     -----------


Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets                                           3

         Consolidated Statements of Operations                                 4

         Consolidated Statements of Changes in Stockholders'
                  Equity (Deficiency)                                          5

         Consolidated Statements of Cash Flows                                 6

                  Notes to Financial Statements                             7-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  14

Item 3.  Controls and Procedures                                              21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    22

Item 2.  Change in Securities                                                 22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Submission of Matters to Vote of Security Holders                    22

Item 5.  Other Information                                                    22

Item 6.  Exhibits                                                             22

SIGNATURES                                                                    23

                                  TISSERA INC.

                           (FORMERLY: BERT LOGIC INC.)
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF OCTOBER 31, 2004

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                         PAGE
                                                                       -------

BALANCE SHEETS                                                            2

STATEMENTS OF OPERATIONS                                                  3

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)                4

STATEMENTS OF CASH FLOWS                                                  5

NOTES TO FINANCIAL STATEMENTS                                           6 - 11

                              - - - - - - - - - - -

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                               OCTOBER 31,       JULY 31,
                                                                                 2004             2004
                                                                               ----------        --------
                                                                               UNAUDITED
                                                                               ----------
     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                   $  4,159         $  4,656
    Prepaid expenses and other current assets                                        241              237
                                                                                --------         --------

 Total current assets                                                              4,400            4,893
                                                                                --------         --------

 SEVERANCE PAY FUND                                                                   15                8
                                                                                --------         --------

 PROPERTY AND EQUIPMENT, NET                                                          30               38
                                                                                --------         --------

 Total assets                                                                   $  4,445         $  4,939
                                                                                ========         ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
    Trade payables                                                              $     38         $     21
    Other accounts payable and accrued expenses                                      600              503
                                                                                --------         --------

 Total current liabilities                                                           638              524
                                                                                --------         --------

 ACCRUED SEVERANCE PAY                                                                20               12
                                                                                --------         --------

 Total liabilities                                                                   658              536
                                                                                --------         --------

 COMMITMENTS AND CONTINGENCIES  (Note 4)

 STOCKHOLDERS' EQUITY:
    Stock capital (Note 5):
       Common stock of $ 0.0001 par value each -
       Authorized: 100,000,000 shares as of October 31, 2004 and
          July 31, 2004; Issued and outstanding: 27,582,114 and
          27,556,914 of October 31, 2004 and July 31, 2004, respectively               3                3
         Preferred stock of $ 0.0001 par value each -
          Authorized: 20,000,000 shares as of October 31, 2004 and
        July 31, 2004; Issued and outstanding: 0 shares as of
        October 31, 2004 and July 31, 2004                                            --               --
    Additional paid-in capital                                                    27,273           27,197
    Deferred stock based compensation                                                (85)            (163)
    Deficit accumulated during the development stage                             (23,404)         (22,634)
                                                                                --------         --------

 Total stockholders' equity                                                        3,787            4,403
                                                                                --------         --------

 Total liabilities and stockholders equity                                      $  4,445         $  4,939
                                                                                ========         ========

The accompanying notes are an integral part of the financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)


                                                                                                                          FROM
                                                                                                                      MAY 31, 2000
                                                                     THREE MONTHS ENDED OCTOBER                        (INCEPTION
                                                                                31,                   YEAR ENDED      DATE) THROUGH
                                                                   -----------------------------       JULY 31,        OCTOBER 31,
                                                                       2004             2003             2004             2004
                                                                   ------------     ------------     ------------      ------------
                                                                             UNAUDITED                                  UNAUDITED
                                                                   -----------------------------     ------------      ------------
Operating expenses:
   Research and development (including cost related to
      options and warrants granted to employees and to
      others at the amount of $ 74 and $1,543 for the three
      months ended October 31, 2004 and 2003, respectively
      and $ 11,579 for the year ended July 31, 2004)               $        403     $      2,079     $     13,039      $     13,442
                                                                   ------------     ------------     ------------      ------------

   General and administrative (including cost related to
      warrants, options and shares granted to service
      providers, employees and directors in the amount of
      $80 and $923 for the three months ended October 31,
      2004 and 2003, respectively and $ 8,346 for the year
      ended July 31, 2004)                                                  371            1,145            9,482             9,853
                                                                   ------------     ------------     ------------      ------------

                                                                            774            3,224           22,521            23,295
Financial income, net                                                        13                1                2                15
                                                                   ------------     ------------     ------------      ------------

Loss from continuing operations for the period                              761            3,223           22,519            23,280
Income taxes                                                                  9               --               23                32
                                                                   ------------     ------------     ------------      ------------

Net loss from continuing operations for the period                          770            3,223           22,542            23,312

Loss (income) from discontinued operations                                   --              (13)             (13)               92
                                                                   ------------     ------------     ------------      ------------

Net loss                                                           $        770     $      3,210     $     22,529      $     23,404
                                                                   ============     ============     ============      ============

Basic and diluted net loss per share from continuing
   operations                                                      $       0.03     $       0.18      $       1.04
                                                                   ============     ============      ============

Basic and diluted net loss per share from
   discontinuing operations                                                  --               --               --
                                                                   ============     ============      ============

Weighted average number of shares used in computing
   basic and diluted net loss per share                              27,576,910       18,036,000       21,787,629
                                                                   ============     ============      ============

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

                                                                                           DEFICIT
                                                                                          ACCUMULATED      TOTAL
                                                    STOCK CAPITAL            ADDITIONAL    DEFERRED       DURING THE  STOCKHOLDERS'
                                            ----------------------------      PAID-IN     STOCK BASED     DEVELOPMENT     EQUITY
                                              NUMBER            AMOUNT        CAPITAL     COMPENSATION        STAGE     (DEFICIENCY)
                                            ----------        ----------     ----------    ----------      ----------    ----------

Balance as of May 31, 2000                          --        $       --    $       --    $       --      $       --    $       --

Shares issued for cash on May 31, 2000      15,036,000                 2             8            --              --            10
Net loss                                            --                --            --            (5)             (5)
                                            ----------------------------    ----------    ----------      ----------    ----------

Balance as of July 31, 2000                 15,036,000                 2             8            --              (5)            5

Shares issued for cash on July 17, 2001      3,000,000              *)--            40            --              --            40
Contribution of capital                             --                --            15            --              --            15
Net loss                                            --                --            --            --             (30)          (30)
                                            ----------------------------    ----------    ----------      ----------    ----------

Balance as of July 31, 2001                 18,036,000                 2            63            --             (35)           30

Contribution of capital                             --                --            15            --              --            15
Net loss                                            --                --            --            --             (39)          (39)
                                            ----------------------------    ----------    ----------      ----------    ----------

Balance as of July 31, 2002                 18,036,000                 2            78            --             (74)            6

Contribution of capital                             --                --            15            --              --            15
Net loss                                            --                --            --            --             (31)          (31)
                                            ----------        ----------    ----------    ----------      ----------    ----------

Balance as of July 31, 2003                 18,036,000                 2            93            --            (105)          (10)

Stock issued for cash related to
  PPM1, net of $ 176 in issuance
  expenses                                   1,767,200              *)--         2,033            --              --         2,033
Stock issued for cash related to
  PPM2,net of $ 517 in issuance
  expenses                                   3,142,858                 1         4,983            --              --         4,984
Stock based compensation related
  to warrants granted to service
  providers                                         --                --        11,429            --              --        11,429
Amortization of stock based
  compensation related to options
  granted to employees and
  directors                                         --              *)--         1,130            --              --         1,130
Compensation related to stock
  granted to service providers and
  to employees                               3,067,090                --         7,366            --              --         7,366
Deferred stock based compensation                   --                --           163          (163)             --            --
Exercise of options                          1,543,766              *)--            --            --              --          *)--
Net loss                                            --                --            --            --         (22,529)      (22,529)
                                            ----------        ----------    ----------    ----------      ----------    ----------

Balance as of July 31, 2004                 27,556,914                 3        27,197          (163)        (22,634)        4,403

Deferred stock based compensation                   --                --           (78)           78              --            --
Stock based compensation related
  to warrants granted  to service
  providers                                         --                --            (7)           --              --            (7)
Amortization of stock based
  compensation related to options
  granted to employees and
  directors                                         --                --           161            --              --           161
Exercise of options                             25,200              *)--            --            --              --          *)--
Net loss                                            --                --            --            --            (770)         (770)
                                            ----------        ----------    ----------    ----------      ----------    ----------

Balance as of October 31, 2004              27,582,114        $        3    $   27,273    $      (85)     $  (23,404)   $    3,787
                                            ==========        ==========    ==========    ==========      ==========    ==========

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                                                  FROM
                                                                                                               MAY 31, 2000
                                                               THREE MONTHS ENDED OCTOBER                       (INCEPTION
                                                                           31,                  YEAR ENDED     DATE) THROUGH
                                                              -----------------------------      JULY 31,       OCTOBER 31,
                                                                2004             2003             2004             2004
                                                              --------         --------         --------         --------
                                                                      UNAUDITED                                  UNAUDITED
                                                              --------------------------                         --------
Cash flows from operating activities:
  Net loss                                                    $   (770)        $ (3,210)        $(22,529)        $(23,404)
  Adjustments required to reconcile net loss to net
     cash used in operating activities:
    Depreciation                                                     3               --                3                6
    Expenses (income) related to warrants granted to
      service providers                                             (7)           2,466           11,429           11,422
    Expenses related to options granted to employees
      and directors                                                161               --            1,130            1,291
    Expenses related to shares granted to service
      providers                                                     --               --            7,366            7,366
    Decrease (increase) in prepaid expenses and other
      current assets                                                 5               (9)            (237)            (232)
    Increase in trade payables                                      17               --               21               38
    Increase in other accounts payable and accrued
      expenses                                                      97              113              503              600
    Increase in accrued severance pay, net                           1                1                4                5
                                                              --------         --------         --------         --------

Net cash used in continuing operating activities                  (493)            (639)          (2,310)          (2,908)
Net cash provided by (used in) discontinued operating
  activities                                                        --              (10)             (15)              75
                                                              --------         --------         --------         --------

Total net cash used in operating activities                       (493)            (649)          (2,325)          (2,833)
                                                              --------         --------         --------         --------

Cash flows from investing activities:
Purchase of property and equipment                                  (4)              --              (41)             (45)
                                                              --------         --------         --------         --------

Net cash used in continuing investing activities                    (4)              --              (41)             (45)
Net cash used in discontinued investing activities                  --               --               --              (15)
                                                              --------         --------         --------         --------

Total net cash used in investing activities                         (4)              --              (41)             (60)
                                                              --------         --------         --------         --------

Cash flows from financing activities:
Issuance of shares and warrants, net                              *)--               --            7,017            7,017
Receipts on account of shares                                       --            1,102               --               --
                                                              --------         --------         --------         --------

Net cash provided by continuing financing activities                --            1,102            7,017            7,017
Net cash provided by discontinued financing activities              --               --               --               35
                                                              --------         --------         --------         --------

Total net cash provided by financing activities                     --            1,102            7,017            7,052
                                                              --------         --------         --------         --------

Increase (decrease) in cash and cash equivalents                  (497)             453            4,651            4,159
Cash and cash equivalents at beginning of period                 4,656                5                5               --
                                                              --------         --------         --------         --------

Cash and cash equivalents at end of period                    $  4,159         $    458         $  4,656         $  4,159
                                                              ========         ========         ========         ========

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

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE  1:- GENERAL

      a. Tissera Inc. ("the Company") was incorporated under the laws of the State of Washington on May 31, 2000. The Company is in the development stage. The Company is engaged in developing and testing organ transplantation therapies based on an approach employing organ-specific precursor tissues.

      b. The accompanying unaudited interim consolidated financial statements have been prepared as of October 31, 2004 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005.

            On October 8, 2003, the Company entered into a research and license agreement with Yeda Research and Development Company Limited ("Yeda"), according to which Yeda provided the Company with a worldwide exclusive license to develop, manufacture and sell Yeda's tissue transplant technologies. Yeda is entitled to cancel the agreement under certain conditions determined in the agreement. As of January 5, 2005, Yeda is entitled to cancel the agreement (see
            Note 2). The Company currently bases its entire operations on the license provided from Yeda. Should Yeda terminate the agreement with the Company, the Company will not be able to continue its current research operations.

      c.    Going concern considerations:

            1.    The Company faces a possible loss of a key license (see Note
                  2), and adverse legal proceeding. In the event that the Company loses its license, or will be required to pay damages to the investors, the Company's ability to continue to operate as a going concern is questionable.

            2. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The process of developing commercial products will require significant additional expenditures for research and development, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

                  In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in the event that new financing is not obtained, the Company will likely reduce general and administrative expenses and delay development projects until it is able to obtain sufficient financing.

                  There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 2:- RESEARCH AND LICENSE AGREEMENT

      On October 8, 2003, the Company entered into a research and license agreement ("the Agreement") with Yeda. The Company conducts the research for a period of three years, at the Weizmann Institute of Science (the commercialization company of Yeda). The research relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement

      The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 2,315,139 and 2,771,937, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) 10 years after the date on which the agreement is signed. As of the balance sheet date, 1,421,160 of the Company's shares of Common stock are underlying the warrants.

      Since the Company and Yeda did not come to an agreement regarding the terms of the warrants the warrants have not yet been issued. As a result, Yeda is entitled to terminate the agreement. Based on the parties' ongoing negotiations, management is of the opinion that the warrants will be issued soon, and that Yeda will not terminate the license.

      The Company had applied to Yeda for the deferral of the submission of its development program in accordance with the agreement, and has not yet received Yeda's response.

      As the license is used for research and development activities and since no alternative use exists for the license, the fair value of the warrants as of the balance sheet date, in the amount of $670, was recorded as research and development expenses. The fair value of the warrants was determined based on the number of share underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company shares for a nominal consideration totaling 1,558,896 shares of Common stock.

      Prior to the actual issuance of the warrants the value of the warrants for recording the research and development expenses will be re-measured at each reporting period based on the number of shares underlying the warrants as of each reporting period with the entire change in the fair value of the underlying shares reported in research and development expenses.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 2:- RESEARCH AND LICENSE AGREEMENT (CONT.)

      After the issuance of the warrants, since the warrants entitle the investors to a final percentage of the Company's shares (up to a certain maximum number of shares), with each change in the number of the Company's issued and outstanding shares or the number of options with a nominal exercise price, the fair value of the additional shares underlying the warrants will be recorded as research and development expenses. Once the number of shares underlying the warrants will reach the maximum number of shares that can be issued under the warrants, the warrants will cease to be further re-measured.

      The Company shall also pay Yeda the following: (i) with regard to the first year of the research period commencing on April 9, 2003, an amount of $ 900; (ii) with regard to the second year and third year of research an amount which shall be not less than $ 900 and not more than $ 1,000, to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year. The amounts are paid in four equal quarterly non-refundable installments, payable in advance at the beginning of each three-month period during such year. If the parties fail to reach an agreement within the time frame referred to above regarding the amount of the research budget payable for the second and third year of the research period, then the research budget for such year shall be $ 900 and Yeda shall procure for the Company the performance of research for such reduced amount.

      In July 2004, the Company signed a first addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 900 in respect of the second year of the research period.

      The Company undertook to make its best efforts to commercialize the licensed products. The Company also agreed to pay Yeda a license fee of
      (i) $ 50 per year, to be paid commencing the first year after the completion of the research and development period; (ii) 4% of net sales of all products using the licensed technology; (iii) 33% of all sublicense fees for all agreements entered into within one year following the agreement date, and (iv) 16% of all sublicense fees for all agreements entered into after such one year period.

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

      a. The significant accounting policies applied in the consolidated financial statements as of October 31, 2004 are consistent with those applied in the consolidated financial statements as of July 31, 2004.

            These financial statements should be read in conjunction with the audited annual financial statements of the Company as of July 31, 2004 and their accompanying notes.

      b.    Accounting for share-based compensation:

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                 THREE MONTHS ENDED OCTOBER 31,
                                                                                 ------------------------------
                                                                                    2004            2003
                                                                                   -------         -------
            Net loss as reported                                                   $   770         $ 9,754

            Deduct: share-based employee compensation expense included in
              reported net loss in accordance with APB-25                             (161)             --
            Add: stock-based employee compensation expense determined under
              fair value method                                                      8,459              --
                                                                                   -------         -------
                                                                                   -------         -------

            Pro forma net loss                                                     $ 9,068         $ 9,754
                                                                                   =======         =======
                                                                                   =======         =======

            Pro forma net loss per share (basic and diluted)                       $    --         $  0.54
                                                                                   =======         =======

      c.    Impact of recently issued accounting standards:

            On December 16, 2004, the Financial Accounting Standards Board
            (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 permitted, but does not require, share-based payments to employees to be recognized based on their fair values while Statement 123(R) requires all share-based payments to employees to be recognized based on their fair values. Statement 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after December 15, 2005. The adoption of Statement 123R is expected to have a significant effect on the Company's results of operations.

NOTE 4:- COMMITMENTS AND CONTINGENCIES

      a. On August 12, 2004, the Company received a demand from a broker for the payment of $ 44 in respect of his services related to the Company's capital raising. The Company's management and its legal advisors are of the opinion that the Company has good defense arguments and, the Company has recorded in the financial statements $ 10 in respect of the above demand.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 4:- COMMITMENTS AND CONTINGENCIES (CONT.)

      b.    (1)   On September 7, 2004, the Board of Directors decided to
                  terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO shall be entitled to payments totaling approximately $ 78 upon termination of employment with the Company.

                  On December 21, 2004, a claim against the Company was submitted to the Israeli labor court by the Former CEO for a payment of $ 125 in respect of payments allegedly due to her. The Company management and its legal advisors are of the opinion that the Company has good defense arguments against the claim.

                  In a letter from December 23, 2004, the former CEO also imply to felonious acts allegedly taken by the Company and its shareholders, which were not detailed. The Company and its legal advisors are not aware of any illegal act taken by the Company, or such act the Company is involved with.

                  During the three months ended October 31, 2004, a provision in the amount of $ 100, was recorded in operating expenses, in respect of the Former CEO.

            (2) On September 7, 2004, certain shareholders addressed in a letter to the Company demanding the Former CEO to repay the Company the amount of $ 1,074 (which is the market value of the shares, that the Company issued as a result of the Former CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the Former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO pay the Company compensation in the amount of $ 645 for damages. Although the letter was addressed to the Company, management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company and its legal advisors deny the assertions that may imply liability of the Company and as a result, no provision was recorded in the financial statements.

            (3) On November 4, 2004, the Company's Board of Directors decided to demand that the Former CEO to repay the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the Israeli tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the income tax authorities, the Company recorded a liability in the amount of $ 269 for the amount that the Company will probably have to pay the Israeli tax authorities. The corresponding receivable from the Former CEO totaling $ 269 was recorded and fully provided as a doubtful account as of July 31, 2004.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 4:- COMMITMENTS AND CONTINGENCIES (CONT.)

      c. On July 19, 2004, the Company received a letter from an investor, who participated in the Company's private placement of securities in March 2004, claiming that the investor was a victim of the Company's misconduct. On September 30, 2004, another investor, who participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming, among others, that he was a victim of the Company's misconduct. The total investment in the Company's private placement from March 2004 was $ 5,500. The later investor stated he was about to bring a lawsuit in the United States District Court for the Southern District of New York if settlement negotiations were not commenced and concluded without delay. The Company has commenced settlement negotiations related to all of the investors from the March 2004 private placement. Since the negotiations are in a preliminary stage, the Company cannot estimate at this stage the outcome of such settlement.

      d. On October 4, 2004, the Company received a demand letter to execute a lease agreement that was allegedly verbally agreed for the Company's previous premises. Based on the opinion of the management and its legal advisors, the Company has reasonably good defense arguments and, as such, no provision was recorded in the financial statements.

NOTE 5:- STOCK CAPITAL

      a. On August 31, 2004, 25,200 warrants were exercised into 25,200 shares of Common stock by service providers at an exercise price of $ 0.01 per share.

      b.    Stock Option plan:

            As of November 29, 2004, the Company's board of directors adopted an option plan. Under the Company's stock option plan, the Company reserved for issuance up to 5,000,000 shares of its Common stock to be issued as stock option.

            Each option granted under the plan is exercisable for a period of 10 years from the date of the grant of the option. The exercise price of the options granted under the plan shall be determined by the Company's compensation committee of the Board of Directors. The options that are cancelled or forfeited before expiration become available for future grant.

NOTE 6:- SUBSEQUENT EVENT

      a. In November 2004, the Company signed an employment agreement with its new CEO, according to which, the CEO will be granted 1,500,000 options to purchase 1,500,000 shares at an exercise price of $ 0.30 per share. The options will vest over a period of two years.

      b. On November 4, 2004, the Company's Board of Directors decided to grant to a member of its advisory board, 200,000 options to purchase 200,000 shares of Common stock at an exercise price of $ 1 per share on a cashless basis. The options vest over a period of three years.

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

      o with regard to the second year of research we owe an amount of US $900,000 of which we have paid $225,000 on April 23, 2004, $225,000 on July 8, 2004and $ 225,000 on August 10, 2004.

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

RESULTS OF OPERATIONS - FISCAL PERIOD ENDED OCTOBER 31, 2004 COMPARED TO THE FISCAL PERIOD ENDED OCTOBER 31, 2003

REVENUES AND COSTS OF GOODS SOLD

We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses for the quarter ending October 31, 2004 amounted to $774 compared to $3,224 October 31, 2003. This decrease in the operating expenses is attributable to a decrease in expenses related to options and warrants granted to service providers, employees and to others, which were $2,466 for the three months ended October 31, 2003 and decreased to $154 for the three months ended October 31, 2004. The research and development expenses amounted to $403 in the quarter ended October 31, 2004 compare to $2,079 in the quarter ended October 31, 2003. This decrease in the research and development expenses is attributes to a decrease in expenses related to options and warrants granted to employees and to others which were $1,543 in the quarter ended October 31,2003 and decreased to $74 in the quarter ended October 31. 2004. We had general and administrative expenses totaling $371 in the quarter ending October 31, 2004 compare to $1,145 in the quarter ending October 31, 2003. Certain General and Administrative expenses were attributed to costs related to options, warrants and shares granted to employees, directors and service providers for services associated with the company activities, amounted to $80 in the quarter ending October 31, 2004 compare to $923 in the quarter ending October 31, 2003. The rest of General and Administrative refers mainly to salaries, legal expenses, audit expenses and directors and officers insurance.

TAXES ON INCOME

For the quarter ended October 31, 2004, the Company has a tax expense amounting to $9 resulting from tax liability of its subsidiary resulting from an agreement between the Company and its subsidiary to which the subsidiary will provide research, development and other services to the Company. The Company reimburse its subsidiary for expenses on a cost plus 10% basis. The Company had no tax expense for the quarter ended October 31, 2003.

(LOSS) FROM DISCONTINUED OPERATIONS OF A SEGMENT OF A BUSINESS

As a result of the discontinuance of our activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels, we had an Income of $13 in the period ending October 31, 2003.

NET LOSS

As a result of the above activities, we incurred a net loss of $770 for the period ending October 31, 2004 as compared to a net loss of $3,210 for the period ending October 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $4,159 as of October 31, 2004, compared to $458 as of October 31, 2003. This increase is attributed to expenditures. This increase is attributed to funds received from private placements conducted by the Company.

We had a working capital of $3,762 as of October 31, 2004, compared to $348 as of October 31, 2003. We plan to continue to finance our operations through a combination of private placements from our securities, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

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

      o On September 30, 2004, an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming that it was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has commenced compromise negotiations with all of the investors from the March 2004 private placement; and

      o On October 4, 2004, the Company received a demand letter to execute an oral lease agreement of the Company's previous premises. Based on the opinion of the management and its legal advisors, the Company has reasonably good defense, and as a result, no provision was recorded in the financial statements; and

      o The Company received a demand from a broker in relation to the Company's capital raising to receive $44,000 as a fee. The Company's management and its legal advisors, are of the opinion that the Company has good defense, the Company has recorded in the financial statements $ 10 in respect of the above demand.

      o On September 7, 2004, certain shareholders demanded from the former CEO to repay the Company the amount of $1,074,000 (which is the value of the shares, that the Company issued as a result of the CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the above shareholders demanded that the former CEO pay the company, compensation in the amount of $ 645,000 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the former CEO and not the Company. The Company denies assertions that may imply to its responsibility and, as a result, no provision was recorded in the financial statements.

      o On December 23, 2004, Dr. Vicki Rabenou, the Company's former CEO, filed civil claim no. 10858/04 in Israel against the Company claiming payment of NIS 564,140 (approximately $128,000) allegedly owed to her pursuant to the terms of her employment agreement. The Company intends to vigorously defend against Dr. Rabenou's claim and to commence a countersuit against Dr. Rabenou for sums owed to the Company by Dr. Rabenou. During the three months ended October 31, 2004, a provision in the amount of $ 100,000, was recorded in operating expenses, in respect of the Former CEO's claim.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 29, 2004, the Board of Directors held a special meeting at which the following were authorized:

      o the creation of an audit committee of which Mr. Peretz Shmuel was appointed as the chairman of the audit committee. Mr. Meir Segev was also appointed as member of the audit committee; and

      o     adoption of an Option Plan.


ITEM 6. EXHIBITS

      Exhibit     Description

      4.1         Tissera, Inc. 2004 Global Share Option Plan

      10.1        Employment Agreement entered with Amos Eiran

      31.1        Certification of the Chief Executive Officer of Tissera, Inc.
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2        Certification of the Chief Financial Officer of Tissera, Inc.
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification of the Chief Executive Officer of Tissera, Inc.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2        Certification of the Chief Financial Officer of Tissera, Inc.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended October 31, 2004 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated: January 18, 2005

                  TISSERA, INC.

                  By: /s/Amos Eiran
                      -------------------------
                      Amos Eiran
                      Acting Chief Executive Officer


Dated: January 18, 2005

                  By: /s/Alex Werber
                      -------------------------
                      Alex Werber
                      Chief Financial Officer