Form 10QSB/A
period 2004-01-31
TISSERA INC
filed 2005-03-09
CIK 1122573

================================================================================

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 7, 2005, the registrant had 27,582,114 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

TISSERA, INC.

INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

Item 1.  Financial statements
            (unaudited)

         Consolidated Balance Sheets                                           3

         Consolidated Statements of Operations                                 4

         Consolidated Statements of Changes in Stockholders'
            Equity (Deficiency)                                                5

         Consolidated Statements of Cash Flows                                 6

         Notes to Financial Statements                                      7-13

Item 2.  Management's Discussion and Analysis of Financial

         Condition and Results of Operations                                  13

Item 3.  Controls and Procedures                                              16

PART II. OTHER INFORMATION                                                    17
--------------------------                                                    --

Item 1.  Legal Proceedings                                                    17

Item 2.  Change in Securities                                                 17

Item 3.  Defaults Upon Senior Securities                                      17

Item 4.  Submission of Matters to Vote of Security Holders                    17

Item 5.  Other Information                                                    17

Item 6.  Exhibits and Reports on Form 8-K                                     17

SIGNATURES                                                                    18

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

                                                                       JANUARY 31,     JULY 31,
                                                                          2004           2003
                                                                       ----------      --------
                                                                       RESTATED
                                                                       ----------
                                                                       UNAUDITED
                                                                       ----------
     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $    601       $     --
   Prepaid expenses                                                          190             --
   Assets attributed to discontiunued operations                              --              8
                                                                        --------       --------

Total assets                                                            $    791       $      8
                                                                        ========       ========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $    167       $     --
   Liabilities attributed to discontinued operations                          --             18
                                                                        --------       --------

                                                                             167             18
                                                                       --------       --------

ACCRUED SEVERANCE PAY                                                          5             --
                                                                        --------       --------

Total liabilities                                                            172             18
                                                                        --------       --------

STOCKHOLDERS' EQUITY (DEFICIENCY):

   Stock capital (Note 5):
      Common stock of $ 0.0001 par value each -
       Authorized: 100,000,000 shares as of January 1, 2004 and
         July 31, 2003; Issued and outstanding: 18,036,000 shares
         as of January 31, 2004 and July 31, 2003                              2              2
     Preferred stock of $ 0.0001 par value each -
       Authorized: 20,000,000 shares as of January 1, 2004
         and July 31, 2003; Issued and outstanding: 0 shares as of
         January  31, 2004 and July 31, 2003                                  --             --
   Additional paid-in capital                                             16,933             93
   Receipts on account of shares                                           1,801             --
   Deficit accumulated during the development stage                      (18,117)          (105)
                                                                        --------       --------

Total stockholders' equity (deficiency)                                      619            (10)
                                                                        --------       --------

Total liabilities and stockholders' equity (deficiency)                 $    791       $      8
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

                                                                                                                          FROM
                                                                                                                       MAY 31, 2000
                                                                                                                       (INCEPTION
                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED                DATE)
                                                           JANUARY 31,                        JANUARY 31,               THROUGH
                                                   ----------------------------      ----------------------------      JANUARY 31,
                                                      2004             2003             2004             2003             2004
                                                   ----------------------------      ----------------------------      -----------
                                                    RESTATED                         RESTATED
                                                  -----------                       -----------
                                                                                     UNAUDITED
                                                   -------------------------------------------------------------------------------
Operating expenses:
  Research and development (including
    cost related to warrants granted to Yeda
    (see Note 3) and to service
    providers in the amount of $ 10,934
    and $ 0 for the six months ended
    January 31, 2004 and 2003, respectively       $     9,705      $        --      $    11,784      $        --      $    11,784
  General and administrative (including
    cost related to shares granted to
    service providers in the amount of $
    5,906 and $ 0 for the six months ended
    in January 31, 2004 and 2003,
    respectively)                                       5,096               --            6,240               --            6,240
                                                  -----------      -----------      -----------      -----------      -----------

                                                       14,801               --           18,024               --           18,024
Financial expenses, net                                     1               --                1               --                1
                                                  -----------      -----------      -----------      -----------      -----------

Net loss from continuing operations                    14,802               --           18,025               --           18,025
Income (loss) from discontinued
   operations                                              --              (12)              13              (15)             (92)
                                                  -----------      -----------      -----------      -----------      -----------

Net loss                                          $    14,802      $        12      $    18,012      $        15      $    18,117
                                                  ===========      ===========      ===========      ===========      ===========

Basic and diluted net loss per share
   from continuing operations                     $      0.82      $        --      $      0.99      $        --
                                                  ===========      ===========      ===========      ===========

Basic and diluted net loss per share
   from discontinued operations                   $        --      $        --      $        --      $        --
                                                  ===========      ===========      ===========      ===========

Net loss per share                                $      0.82      $        --      $      0.99      $        --
                                                  ===========      ===========      ===========      ===========

Weighted average number of shares used
   in computing basic and diluted net
   loss per share                                  18,036,000       18,036,000       18,036,000       18,036,000
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

                                                                                          DEFICIT
                                                                                        ACCUMULATED      TOTAL
                                                   STOCK CAPITAL          ADDITIONAL     RECEIPTS      DURING THE     STOCKHOLDERS'
                                            -------------------------      PAID-IN      ON ACCOUNT     DEVELOPMENT       EQUITY
                                              NUMBER         AMOUNT         CAPITAL       OF SHARE       STAGE        (DEFICIENCY)
                                            ----------     ----------     ----------     ----------    ----------      ----------
Balance as of May 31, 2000                          --     $       --     $       --     $       --    $       --      $       --

Shares issued for cash on May 31, 2000      15,036,000              2              8             --            --              10
Net loss                                            --             --             --             (5)           (5)
                                            ----------     ----------     ----------     ----------    ----------      ----------

Balance as of July 31, 2000                 15,036,000              2              8             --            (5)              5

Shares issued for cash on July 17, 2001      3,000,000           *)--             40             --            --              40
Contribution of capital                             --             --             15             --            --              15
Net loss                                            --             --             --             --           (30)            (30)

Balance as of July 31, 2001                 18,036,000              2             63             --           (35)             30

Contribution of capital                             --             --             15             --            --              15
Net loss                                            --             --             --             --           (39)            (39)
                                            ----------     ----------     ----------     ----------    ----------      ----------

Balance as of July 31, 2002                 18,036,000              2             78             --           (74)              6

Contribution of capital                             --             --             15             --            --              15
Net loss                                            --             --             --             --           (31)            (31)
                                            ----------     ----------     ----------     ----------    ----------      ----------

Balance as of July 31, 2003                 18,036,000              2             93             --          (105)            (10)

Receipts on account of shares, net
  of $ 117 in issuance expenses                     --             --             --          1,801            --           1,801
Stock based compensation related
  to warrants and shares to Yeda
  and to service providers -
  restated                                          --             --         16,840             --            --          16,840
Net loss - restated                                 --             --             --             --       (18,012)        (18,012)
                                            ----------     ----------     ----------     ----------    ----------      ----------

Balance as of January 31, 2004
  (Unaudited)                               18,036,000     $        2     $   16,933     $    1,801    $  (18,117)     $      619
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                                                                                           FROM
                                                                                                                       MAY 31, 2000
                                                                                                                        (INCEPTION
                                                                                           SIX MONTHS ENDED            DATE) THROUGH
                                                                                              JANUARY 31,              JANUARY 31,
                                                                                      ---------------------------     --------------
                                                                                        2004               2003            2004
                                                                                      --------           --------        --------
                                                                                      RESTATED
                                                                                      --------
                                                                                                         UNAUDITED
                                                                                      --------           --------        --------
Cash flows from operating activities:
  Net loss                                                                            $(18,012)          $     --        $(18,117)
  Adjustments required to reconcile net loss to net cash provided by
     (used in) operating activities:
    Expenses related to warrants and shares granted to services
      providers                                                                         16,840                 --          16,840
    Increase in prepaid expenses                                                          (190)                --            (190)
    Increase in accounts payable and accrued expenses                                      164                 --             164
    Increase in severance pay                                                                5                 --               5
                                                                                      --------           --------        --------

Net cash used in continuing operating activities                                        (1,193)                --          (1,297)
Net cash provided by (used in) discontinued operating activities                           (12)                 1              78
                                                                                      --------           --------        --------

Total net cash provided by (used in) operating activities                               (1,205)                 1          (1,218)
                                                                                      --------           --------        --------

Cash flows from investing activities:
  Net cash used in discontinued investing activities                                        --                 --             (15)
                                                                                      --------           --------        --------

Total net cash used in investing activities                                                 --                 --             (15)
                                                                                      --------           --------        --------

Cash flows from financing activities:
  Receipts on account of shares                                                          1,801                 --           1,801
                                                                                      --------           --------        --------

Net cash provided by continuing financing activities                                     1,801                 --           1,801
Net cash flows provided by discontinued financing activities                                --                 --              35
                                                                                      --------           --------        --------

Total net cash provided by financing activities                                          1,801                 --           1,836
                                                                                      --------           --------        --------

Increase in cash and cash equivalents                                                      596                  1             601
Cash and cash equivalents at beginning of period                                             5                  6              --
                                                                                      --------           --------        --------

Cash and cash equivalents at end of period                                            $    601           $      7        $    601
                                                                                      ========           ========        ========

Non-cash financing activities:
Licenses purchased against notes payable                                              $     --           $     --        $     28
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 1:- GENERAL

      a. Tissera Inc. ("the Company") was incorporated under the laws of the State of Washington on May 31, 2000.

            On September 4, 2003, the former president of Bert Logic Inc. completed a share purchase agreement with the Company's existing shareholders, who purchased 15,000,000 shares of the currently issued and outstanding 18,036,000 shares of the Company's Common stock. In connection with the consummation of the transaction, the president of the Company resigned as president and sole director of the Company. Pursuant to the agreement, the Company entered into an amended license agreement to sell Bit Error Rate Testers on a worldwide non-exclusive basis. In exchange, the Company obtained forgiveness of the remaining promissory note of $ 10, and accrued interest of $ 2. Also, in connection with the transaction, the former president of the Company agreed to forgive his stockholder loan, in the amount of $ 2.

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

            In accordance with the agreement, the Company obtained from Yeda a deferral for the submission of its development program until May 2004.

            The Company currently bases its entire operations on the license provided from Yeda. Should Yeda terminate the agreement with the Company, the Company will not be able to continue its current research operations.

            On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to Tissera, Inc.

      b. On October 27, 2003, the Company incorporated a wholly-owned subsidiary, Tissera Ltd.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 1:- GENERAL (CONT.)

      c.    Going concern considerations (Restated):

            The Company's ability to continue to operate as a going concern is dependent on its ability to maintain its key technology license (see
            Note 3), a favorable outcome of the legal proceeding with investors (see Note 6) and its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future. In the event the Company will lose its key technology license, the result of which will have unfavorable outcome on its legal proceeding with investors, or that it is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will likely reduce general and administrative expenses and cease or delay development projects until it is able to obtain sufficient financing.

            The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

      d. The Company restated its financial statements as of January 31, 2004, and for the six and three months than ended (see note 7).

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared as of January 31, 2004, and for the six and three months then ended ("interim financial statements"). These financial statements should be read in conjunction with the Company's audited annual financial statements and accompanying notes as of July 31, 2003 and for the year then ended. The significant accounting policies applied in the annual financial statements of the Company as of July 31, 2003, are applied consistently in these financial statements. In addition, the following accounting policies were adopted in the current reported period:

      a.    Financial statements in U.S. dollars:

            The functional and reporting currency of the Company is the U.S. dollar.

            The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      b.    Research and development costs:

            Research and development costs are charged to expenses as incurred.

      c.    Severance pay:

            The liability of the Company for severance pay is calculated pursuant to Israel's Severance Pay Law, based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is presented on an undiscounted basis. The subsidiary's employees are entitled to one month's salary for each year of employment or a portion thereof. The liability for all of the employees is fully provided by an accrual.

            Severance expenses for the six months period ended January 31, 2004, were $ 5.

      d.    Basic and diluted net loss per share:

            Basic net loss per share is computed based on the weighted average number of shares outstanding during each period. Diluted net loss per share is computed based on the weighted average number of shares outstanding during each period, plus the dilutive potential of the Common stock considered outstanding during the period, in accordance with SFAS No. 128, "Earnings per Share."

            All outstanding shares and warrants the Company committed to grant have been excluded from the calculation of the diluted loss per share for the period ended January 31, 2004, because all such securities have an anti-dilutive effect.

      e.    Stock-based compensation:

            The Company applies SFAS 123, "Accounting for Stock Based Compensation" and EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants committed to be issued to non-employees. SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

      f.    Principles of consolidation:

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

      g.    Reclassification:

            Certain amounts from prior years have been reclassified to conform to the current year representation. The reclassification had no effect on previously reported net loss, shareholders' equity and cash flows.

      h.    Recent accounting pronouncements:

            In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003. The effect of the adoption of this Standard on the Company's results of operations and financial position is not expected to be material.

            FASB has also issued SFAS No. 145, 147 and 149 but they will not have a material effect on the Company's operations, therefore a description of each Standard and their respective impact on the Company's operations has not been disclosed.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The effect of the adoption of this Standard on the Company's results of operations and financial position is not material, as the Company does not have a stock option plan in place.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 3:- RESEARCH AGREEMENT (RESTATED)

      On October 8, 2003, the Company entered into a Research and License Agreement ("the Agreement") with Yeda. The Company conducts the research for a period of three years, at the Weizmann Institute of Science, related to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The license granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement.

      The Company committed to grant Yeda, within 120 days of the date on which the Agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding shares of Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 2,315,139 and 2,771,937, respectively (in each case as such number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and to the Company). Each such warrant shall be exercisable for a period beginning one year after the date on which the Agreement is signed, and ending at the later of (a) one year following the termination of the Agreement and (b) 10 years after the date on which the Agreement is signed. As of the balance sheet date, 929,300 of the Company's shares of Common stock are underlying the warrants.

      Since the Company and Yeda did not come to an agreement regarding the terms of the warrants, the warrants have not yet been issued. As a result, Yeda is entitled to terminate the agreement. Based on the parties ongoing negotiations, management is of the opinion that the parties will come to an agreement, and that Yeda will not terminate the license.

      As the license is used for research and development activities and since no alternative use exists for the license, the fair value of the warrants as of the balance sheet date, in the amount of $ 2,722, was recorded as research and development expenses. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company shares for a nominal consideration, totaling 1,360,761 shares of Common stock.

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE DATA)

NOTE 3:- RESEARCH AGREEMENT (CONT.)

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

      The Company also paid to Yeda the following: (i) with regard to the first year of the research period, commencing on April 9, 2003, the amount of $ 450 of which a non-refundable installment of $ 225 was due on October 9, 2003, and was paid in December 2003, and a non-refundable installment of $ 225 was due on January 9, 2004 and was paid in December 2003 (these amounts are in addition to $ 450 paid earlier, on account of the research for the first year); and (ii) with regard to the second and third years of the research period, respectively, an amount which shall be not less than $ 900 and not more than $ 1,000 per year to be determined by mutual agreement of the parties not later than 30 days prior to the commencement of the relevant year, in four equal quarterly non-refundable installments, payable in advance at the beginning of each three month period during such year. If the parties fail to reach an agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be $ 900, and Yeda shall procure the performance of research for such reduced amount.

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 5:- STOCKHOLDERS' EQUITY

      The Company has granted 2,219,815 warrants to purchase 2,219,815 shares of Common stock at an exercise price of $0.0001 per share and 150,000 warrants to purchase 150,000 shares of Common stock at an exercise price of $ 0.01 per share and 2,377,000 shares, at no additional consideration. In addition, the Company has committed to grant 1,387,384 warrants to purchase 1,387,384 shares of Common stock at an exercise price of $ 0.001 per share and 300,000 shares at no additional consideration. The warrants and shares were granted to service providers, in exchange for research and development services and general and administrative services. Out of 4,701,745 warrants, 2,677,000 are fully vested and non-forfeited as of the commitment date, and 416,215 warrants shall vest over a period of three years. The Company accounted for such warrants under the provision of EITF 96-18, and the fair value of warrants was recorded as research and development expenses and general and administrative expenses at the commitment date.

NOTE 6:- SUBSEQUENT EVENTS

      Private placement:

      a. On February 1, 2004, the Company completed a private placement ("PPM1") for the sale of 1,767,200 units at a price per unit of $
            1.25. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 5,301,600 warrants with exercise prices ranging between $ 3.75 - $ 6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years.

            On March 18, 2004, the Company completed an additional private placement ("PPM2") for the sale of 3,142,858 units at a price per unit of $ 1.75. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 9,428,574 warrants with exercise prices ranging between $ 3.75 - $
            6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years. The investors were granted certain registration rights. The investment agreement provides the investors with liquidated damages (as defined in the investment agreement) at the rate of 1% of the invested amount for each month in which a registration statement is not maintained effective with the U.S. Securities and Exchange Commission ("SEC"), during a period of two years.

            In connection with PPM2, the Company granted to certain brokers 172,480 warrants to purchase 172,480 shares of Common stock at an exercise price of $ 0.01 per share. In addition, the Company granted to these brokers 397,440 warrants to purchase 397,440 shares of Common stock at exercise prices ranging between $ 3.75 and $ 6.00 per share. As of July 31, 2004, the brokers exercised 53,800 warrants into 53,800 shares of Common stock.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 6:- SUBSEQUENT EVENTS (CONT.)

      b. Subsequent to the balance sheet date, the Company committed to grant to certain employees 1,965,314 options to purchase 1,965,314 shares of the Company's Common stock at an exercise price of $0.30 per share. The options shall vest over a period of three years.

      c. On February 18, 2004, the Company granted to two of its directors 541,080 options to purchase 541,080 shares of the Company's Common stock at an exercise price of $ 1 per share. The options vest over a period of three years.

      d.    Commitments and contingencies:

            1. On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the former CEO").

            2. On September 7, 2004, certain shareholders demanded from the former CEO to repay the Company the amount of $ 1,074 (which is the value of the shares, that the Company issued on April 2004, as a result of the former CEO's cashless exercise of options granted on march 14, 2004, at the date of exercise, and which were sold by the former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the former CEO will pay the Company compensation in the amount of $ 645 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the former CEO and not against the Company. The Company and its legal advisors deny the assertions that may imply the Company's responsibility and as a result, no provision was recorded in the financial statements.

            3. On July 19, 2004, the Company received a letter from an investor, who participated in the Company's private placement of securities in March 2004, claiming that the investor was a victim of the Company's misconduct. On September 30, 2004, another investor, who participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming, among others, that he was a victim of the Company's misconduct. The total investment in the Company's private placement from March 2004 was $ 5,500. The later investor stated that he was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has commenced compromise negotiations with all of the investors from the March 2004 private placement. Since the negotiations are in a preliminary stage, the Company cannot estimate at this stage the outcome of such compromise.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 7:- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      The Company restated its financial statements as of January 31, 2003, and for the six and three months then ended, for the following reasons:

      a. Cost related to warrants that the Company committed to grant to Yeda (see Note 3), and warrants and shares that the Company committed to grant certain other service providers, were recorded based on the price per share determined in the private placement conducted in February 2003. In these restated financial statements, the Company recorded these costs based on the market price of its shares. As for the warrants and shares that the Company committed to grant, cost was recorded based on the market price of its shares as of January 31, 2004.

      b. The Company misinterpreted the Research and License agreement between the Company and Yeda. One factor in calculating the fair value of the warrants that were granted to Yeda is the number of shares underlying the warrants. The number of shares underlying the warrants that the Company committed to grant Yeda (see Note 3), and that was used in the calculation of the fair value of the warrants, was revised to reflect the correct number of the shares according to the agreement and any options to acquire Company shares for a nominal consideration.

            The effect of the above changes, related to warrants and shares granted to Yeda and to service providers, is as follows:

                                                                       FINANCIAL                              RESTATED
                                                                      STATEMENTS         INCREASE IN          FINANCIAL
                                                                      AS REPORTED          EXPENSES           STATEMENTS
                                                                       --------            --------            --------
            Research and development expenses                          $  7,176            $  4,608            $ 11,784
            General and administrative expenses                        $  3,854            $  2,386            $  6,240
            Net loss                                                   $ 11,018            $  6,994            $ 18,012
            Basic and diluted loss per share from
              continuing operations                                    $  (0.62)           $  (0.37)           $  (0.99)
            Basic and diluted loss per share from
              discontinued operations                                  $     --            $     --            $     --
            Net loss per share                                         $  (0.62)           $  (0.37)           $  (0.99)
            Additional paid-in capital                                 $  9,939            $  6,994            $(16,933)
            Accumulated deficit                                        $ 11,123            $  6,994            $ 18,117

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS (EXCEPT SHARE AND PER SHARE DATA)

NOTE 7:- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                                        FINANCIAL                               RESTATED
                                                       STATEMENTS          INCREASE IN          FINANCIAL
            FOR THREE MONTHS ENDED JANUARY 31, 2004    AS REPORTED          EXPENSES           STATEMENTS
            ---------------------------------------    -----------          --------           ----------
            Research and development expenses           $  1,149            $  8,556            $  9,705
            General and administrative expenses         $    115            $  4,981            $  5,096
            Net loss                                    $  1,265            $ 13,537            $ 14,802
            Basic and diluted loss per share from
              continuing operations                     $  (0.07)           $  (0.75)           $  (0.82)
            Basic and diluted loss per share from
              discontinued operations                   $     --            $     --            $     --
            Net loss per share                          $  (0.07)           $  (0.75)           $  (0.82)

                                   ----------

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

            o with regard to the second year of research we owe an amount of US $900,000 of which we have paid $225,000 on April 23, 2004 and $225,000 on July 8, 2004;$225,000 on October 8, 2004 ; and
                  $225,000 on January 10, 2005.

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

FISCAL QUARTER ENDED JANUARY 31, 2004 COMPARED TO THE FISCAL QUARTER ENDED JANUARY 31, 2003

REVENUES and COST OF GOODS SOLD

The Company is in its development stage therefore has no revenues and cost of goods sold.

Operating expenses

Operating expenses for the quarter ended January 31, 2004 amounted to $14,802,000. These expenses reflect the commencement of its development operations. The R&D expenses amounted to $9,705,000. The most significant research and development expense amounted to $9,391,000 was attributable to the warrant granted to Yeda, Professor Yair Reisner of the Department of Immunology and his fellow scientists Dr. Dekel and Dr. Passwel and the Company employees. Research and development activities resulted from the Company agreement with Yeda amounted to $280. The Company has General and administrative expenses totaling $5,096,000. The general and administrative expenses were attributed mainly to costs related to warrants and shares granted to service providers and to employees and directors both amounted to $4,982,000.

The rest of General and administrative expenses were attributed mainly to the company legal expenses and directors and officers insurance.

The Company did not have operating expenses for the quarter ended January 31, 2003.

(LOSS) FROM DISCONTINUED OPERATIONS OF A SEGMENT OF A BUSINESS

As a result of the disposal of its activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels the Company has a Loss of $12,000 in the quarter ended January 31, 2003. Such activity did not exist in the quarter ended January 31, 2004.

Net loss

As a result the Company incurred a net loss of $14,802,000 for the quarter ended January 31, 2004, as compared to a net loss of $12,000 for the quarter ended January 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $601,000 as of January 31, 2004, compared to $5,000 as of January 31, 2003, this increase is attributed to funds received on account of a private placement that the company is conducting (see note 6 of the financial statement). The Company has a working capital of $624,000 as of January 31, 2004, compared to $10,000 as of January 31, 2003. The Company plans to continue to finance its operations through a combination of privet placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that the company will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of its planned products.

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

      o On September 30, 2004, an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming that it was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has commenced compromise negotiations with all of the investors from the March 2004 private placement; and

      o On October 4, 2004, the Company received a demand letter to execute an oral lease agreement of the Company's previous premises. Based on the opinion of the management and its legal advisors, the Company has reasonably good defense, and as a result, no provision was recorded in the financial statements; and

      o The Company received a demand from a broker in relation to the Company's capital raising to receive $30,000 as a fee. The Company's management and its legal advisors are of the opinion that the Company has good defense, and, as a result, no provision was recorded in the financial statements. On February 14, 2005 the Company Board of Directors has agreed to pay $10,000 to the broker, the payment has been carry out on February 18, 2005.

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

      o On December 23, 2004, Dr. Vicki Rabenou, the Company's former CEO, filed civil claim no. 10858/04 in Israel against the Company claiming payment of NIS 564,140 (approximately $128,000) allegedly owed to her pursuant to the terms of her employment agreement A provision in the amount of $100,000, was recorded in operating expenses, in respect of the former CEO's claim. The Company intends to vigorously defend against Dr. Rabenou's claim and to commence a countersuit against Dr. Rabenou for sums owed to the Company by Dr. Rabenou. In connection therewith, the Company has filed a letter of defense against this claim and filed a counterclaim against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,150,000).

ITEM 2. CHANGE IN SECURITIES

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

                                    TISSERA, INC.


Dated: March 8, 2005    By:         /s/Amos Eiran
                                    -----------------------
                                    Amos Eiran
                                    Chief Executive Officer


Dated: March 8, 2005    By:         /s/Alex Werber
                                    -----------------------
                                    Alex Werber
                                    Chief Financial Officer