Form 10QSB/A
period 2004-04-30
TISSERA INC
filed 2005-03-09
CIK 1122573

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

Tissera, Inc.

INDEX


PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
------------------------------                                     -----------


Item 1.  Consolidated Financial Statements (unaudited)

         Consolidated Balance Sheets                                       3

         Consolidated Statements of Operations                             4

         Consolidated Statements of Changes in Stockholders'
             Equity (Deficiency)                                           5

         Consolidated Statements of Cash Flows                             6

         Notes to Financial Statements                                   7-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              14

Item 3.   Controls and Procedures                                         21

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                 22

Item 2.  Change in Securities                                             22

Item 3.  Defaults Upon Senior Securities                                  22

Item 4.  Submission of Matters to Vote of Security Holders                22

Item 5.  Other Information                                                22

Item 6.  Exhibits and Reports on Form 8-K                                 22

SIGNATURES                                                                23

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                              April 30,           July 31,
                                                                                2004                2003
                                                                           --------------      --------------
                                                                              Restated
                                                                           --------------
                                                                             Unaudited
                                                                           --------------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $  5,271             $     --
  Prepaid expenses and other current assets                                        183                   --
  Assets attributed to discontinued operations                                      --                    8
                                                                              --------             --------

Total current assets                                                             5,454                    8
                                                                              --------             --------

PROPERTY AND EQUIPMENT, NET                                                         31                   --
                                                                              --------             --------

                                                                              $  5,485             $      8
                                                                              ========             ========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                       $    277             $     --
  Liabilities attributed to discontinued operations                                 --                   18
                                                                              --------             --------

Total current liabilities                                                          277                   18
                                                                              --------             --------

ACCRUED SEVERANCE PAY                                                                9                   --
                                                                              --------             --------

Total liabilities                                                                  286                   18
                                                                              --------             --------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock of $ 0.0001 par value each -
    Authorized: 100,000,000 shares as of April 30, 2004 and July 31,
     2003; Issued and outstanding: 26,315,547 and 18,036,000 shares as of
     April 30, 2004 and July 31, 2003, respectively                                  3                    2
  Preferred stock of $ 0.0001 par value each -
    Authorized: 20,000,000 shares as of April 30, 2004 and July 31, 2003;
    Issued and outstanding: 0 shares as of April 30, 2004 and July 31 ,2003         --                   --
  Additional paid-in capital                                                    38,701                   93
  Deferred stock based compensation                                             (5,788)                  --
  Deficit accumulated during the development stage                             (27,717)                (105)
                                                                              --------             --------

Total stockholders' equity (deficiency)                                          5,199                  (10)
                                                                              --------             --------

Total liabilities and stockholders' equity (deficiency)                       $  5,485             $      8
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

                                                                                                            From
                                                                                                         May 31, 2000
                                                                                                          (inception
                                                Three months ended             Nine months ended            date)
                                                     April 30,                      April 30,              through
                                            ---------------------------   ----------------------------     April 30,
                                                2004           2003           2004            2003           2004
                                            ------------   ------------   ------------    ------------   ------------
                                              Restated                      Restated                       Restated
                                            ------------                  ------------                   ------------
                                                                           Unaudited
                                            -------------------------------------------------------------------------
Operating expenses:
  Research and development (including
    cost related to options and warrants
    granted to Yeda (see Note 3) and to
    service providers in the amount of
    $ 16,648 and $ 0 for the nine months
    ended April 30, 2004 and 2003,
    respectively)                           $      6,024   $         --   $     17,808    $         --   $     17,808
  General and administrative (including
    cost related to warrants, options and
    shares granted to service providers,
    employees and directors in the
    amount of $ 9,297 and $ 0 for the
    nine months ended April 30, 2004
    and 2003, respectively)                        3,570             --          9,811              --          9,811
                                            ------------   ------------   ------------    ------------   ------------

                                                   9,594             --         27,619              --         27,619
Financial expenses, net                                4             --              6              --              6
                                            ------------   ------------   ------------    ------------   ------------

Net loss from continuing operations                9,598             --         27,625              --         27,625
Loss (income) from discontinued
   operations                                         --              6            (13)             22             92
                                            ------------   ------------   ------------    ------------   ------------

Net loss                                    $      9,598   $          6   $     27,612    $         22   $     27,717
                                            ============   ============   ============    ============   ============

Basic and diluted net loss per share
   from continuing operations               $       0.40   $         --   $       1.37    $        --
                                            ============   ============   ============    ===========

Basic and diluted net loss per share
   from discontinued operations             $         --   $         --   $         --    $        --
                                            ============   ============   ============    ===========

Net loss per share                          $       0.40   $         --   $       1.37    $        --
                                            ============   ============   ============    ===========

Weighted average number of shares used
   in computing basic and diluted net
   loss per share                             24,313,981     18,036,000     20,236,913     18,036,000
                                            ============   ============   ============    ===========

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

                                                                                                Deficit
                                                                                              accumulated      Total
                                                Stock capital       Additional    Deferred     during the   stockholders'
                                          -----------------------    paid-in    stock-based    development     equity
                                            Number       Amount      capital    compensation     stage      (deficiency)
                                          ----------   ----------   ----------   ----------    ----------    ----------
Balance as of May 31, 2000                        --   $       --   $       --   $       --    $       --    $       --

Shares issued for cash on May 31, 2000    15,036,000            2            8           --            --            10
Net loss                                          --           --           --           --            (5)           (5)
                                          ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2000               15,036,000            2            8           --            (5)            5

Shares issued for cash on July 17, 2001    3,000,000       *)  --           40           --            --            40
Contribution of capital                           --           --           15           --            --            15
Net loss                                          --           --           --           --           (30)          (30)
                                          ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2001               18,036,000            2           63           --           (35)           30

Contribution of capital                           --           --           15           --            --            15
Net loss                                          --           --           --           --           (39)          (39)
                                          ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2002               18,036,000            2           78           --           (74)            6

Contribution of capital                           --           --           15           --            --            15
Net loss                                          --           --           --           --           (31)          (31)
                                          ----------   ----------   ----------   ----------    ----------    ----------

Balance as of July 31, 2003               18,036,000            2           93           --          (105)          (10)

Stock issued for cash related to
  PPM1, and PPM2, net of $ 833
  issuance expenses                        4,910,058            1        6,875           --            --         6,876
Stock based compensation related
  to warrants granted to Yeda and
  to service providers - restated                 --           --       16,059           --            --        16,059
Amortization of stock based
  compensation related to options
  granted to employees and
  directors - restated                            --           --           --        2,520            --         2,520
Compensation related to stock
  granted to service providers -
  restated                                 3,057,000       *)  --        7,366           --            --         7,366
Deferred stock based compensation
  - restated                                      --           --        8,308       (8,308)           --            --
Exercise of options                          312,489       *)  --           --           --            --        *)  --
Net loss - restated                               --           --           --           --       (27,612)      (27,612)
                                          ----------   ----------   ----------   ----------    ----------    ----------

Balance as of April 30, 2004
  (unaudited) - restated                  26,315,547   $        3   $   38,701   $   (5,788)   $  (27,717)   $    5,199
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                               From
                                                                                            May 31, 2000
                                                                                             (inception
                                                                        Nine months ended       date)
                                                                             April 30,        through
                                                                       --------------------   April 30,
                                                                         2004        2003       2004
                                                                       --------    --------   --------
                                                                       Restated               Restated
                                                                       --------    --------   --------
                                                                                  Unaudited
                                                                       --------------------------------
Cash flows from operating activities:
  Net loss                                                             $(27,612)   $     --   $(27,717)
  Adjustments required to reconcile net loss to net cash provided by
     (used in) operating activities:                                         --
    Expenses related to warrants granted to Yeda and to services
      providers                                                          16,059          --     16,059
    Amortization of stock based compensation related to options
      granted to employees and directors                                  2,520          --      2,520
    Expenses related to stock granted to service providers                7,366          --      7,366

    Changes in operating assets and liabilities:

    Increase in prepaid expenses and other current assets                  (183)         --       (183)
    Increase in accounts payable and accrued expenses                       277          --        277
    Increase in severance pay                                                 9          --          9
                                                                       --------    --------   --------

Net cash used in continuing operating activities                         (1,564)         --     (1,669)
Net cash provided by (used in) discontinued operating activities            (15)          1         75
                                                                       --------    --------   --------

Total net cash provided by (used in) operating activities                (1,579)          1     (1,594)
                                                                       --------    --------   --------

Cash flows from investing activities:
  Purchase of property and equipment                                        (31)         --        (31)
                                                                       --------    --------   --------

Net cash used in discontinued investing activities                           --          --        (15)
                                                                       --------    --------   --------

Total net cash used in investing activities                                 (31)         --        (46)
                                                                       --------    --------   --------

Cash flows from financing activities:
  Issuance of shares, net                                                 6,876          --      6,876
                                                                       --------    --------   --------

Net cash provided by continuing financing activities                      6,876          --      6,876
Net cash provided by discontinued financing activities                       --          --         35
                                                                       --------    --------   --------

Total net cash provided by financing activities                           6,876          --      6,911
                                                                       --------    --------   --------

Increase in cash and cash equivalents                                     5,266           1      5,271
Cash and cash equivalents at beginning of period                              5           6         --
                                                                       --------    --------   --------

Cash and cash equivalents at end of period                             $  5,271    $      7   $  5,271
                                                                       ========    ========   ========

Non-cash financing activity:
Licenses purchased against notes payable                               $     --    $     --   $     28
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

            Following the share purchase agreement dated September 4, 2003, management decided to discontinue all activities related to the sales of Bit Error Rate Testers, used for the integrity and reliability of communication channels. The discontinuation of this activity was accounted for under the provision of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

            On October 8, 2003, the Company entered into a research and license agreement with Yeda Research and Development Company Limited ("Yeda"), according to which Yeda provided the Company with a worldwide exclusive license to develop, manufacture and sell Yeda's tissue transplant technologies (see also Note 3). Yeda is entitled to cancel the agreement under certain conditions determined in the agreement.

            The Company currently bases its entire operations on the license provided by Yeda. Should Yeda terminate the agreement with the Company, the Company will not be able to continue its current research operations.

            On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to Tissera, Inc.

      b. On October 27, 2003, the Company incorporated a wholly-owned subsidiary, Tissera Ltd. ("the subsidiary").

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 1:- GENERAL (Cont.)

      c.    Going concern considerations (Restated):

            The Company's ability to continue to operate as a going concern is dependent on its ability to maintain its key technology license (see
            Note 3), a favorable outcome of the legal proceeding with investors (see Note 6) and its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future. In the event the Company loses its key technology license, has unfavorable outcome of its legal proceeding with investors, or is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will likely reduce general and administrative expenses and cease or delay development projects until it is able to obtain sufficient financing.

            The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

      d. The Company restated its financial statements as of April 30, 2004, and for the nine and three months than ended (see note 7).

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared as of April 30, 2004, and for the three and nine months then ended ("interim financial statements"). These financial statements should be read in conjunction with the Company's audited annual financial statements and accompanying notes as of July 31, 2003 and for the year then ended. The significant accounting policies applied in the annual financial statements of the Company as of July 31, 2003, are applied consistently in these financial statements. In addition, the following accounting policies were adopted in the current reported period:

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

            Severance expenses for the nine months period ended April 30, 2004, were $ 9.

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

            All outstanding shares and warrants the Company committed to grant have been excluded from the calculation of the diluted loss per share for the period ended April 30, 2004, because all such securities have an anti-dilutive effect.

      e.    Accounting for stock based compensation:

            The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB-25"), and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock options. Under APB-25, when the exercise price of the Company's share options is less than the market price of the underlying shares on the date of grant, compensation expense is recognized over the option's vesting period.

            Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee share options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for 2004: weighted average volatility of 127%, risk-free interest rates of 2.72%, dividend yields of 0% and a weighted-average expected life of the options of five years.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                   Three months ended
                                                                                       April 30,
                                                                              ---------------------------
                                                                                  2004           2003
                                                                              ------------   ------------
                                                                                Restated
                                                                              ------------
            Net loss as reported                                              $      9,598   $         --

            Deduct: share-based employee compensation expense included in
              reported net loss in accordance with APB-25                               --             --
            Add: stock-based employee compensation expense determined under
              fair value method                                                         --             --
                                                                              ------------   ------------

            Pro forma net loss                                                $      9,598   $         --
                                                                              ============   ============

            Pro forma net loss per share (basic and diluted)                  $       0.40   $         --
                                                                              ============   ============

                                                                                   Nine months ended
                                                                                       April 30,
                                                                              ---------------------------
                                                                                  2004           2003
                                                                              ------------   ------------
                                                                                Restated
                                                                              ------------
            Net loss as reported                                              $     27,612    $         22

            Deduct: share-based employee compensation expense included in
              reported net loss in accordance with APB-25                           (2,520)             --
            Add: stock-based employee compensation expense determined under
              fair value method                                                        750              --
                                                                              ------------    ------------

            Pro forma net loss                                                $     25,842    $         22
                                                                              ============    ============

            Pro forma net loss per share (basic and diluted)                  $       1.28    $         --
                                                                              ============    ============

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

      i.    Interim consolidated financial statements:

            The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ended July 31, 2004.

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

NOTE 3:- RESEARCH AGREEMENT (RESTATED)

      On October 8, 2003, the Company entered into a Research and License Agreement ("the Agreement") with Yeda. The Company conducts the research for a period of three years, at the Weizmann Institute of Science, relating to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The license granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement.

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

      Each such warrant shall be exercisable for a period beginning one year after the date on which the Agreement is signed, and ending at the later of (a) one year following the termination of the Agreement and (b) 10 years after the date on which the Agreement is signed. As of the balance sheet date, 1,355,901 of the Company's shares of Common stock are underlying the warrants.

      Since the Company and Yeda did not come to an agreement regarding the terms of the warrants the warrants have not yet been issued. As a result, Yeda is entitled to terminate the agreement. Based on the parties' ongoing negotiations, management is of the opinion that the parties will come to an agreement, and that Yeda will not terminate the license.

      As the license is used for research and development activities and since no alternative use exists for the license, the fair value of the warrants as of the balance sheet date, at the amount of $ 5,330, was recorded as research and development expenses. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company shares for a nominal consideration, totaling 1,558,376 shares of Common stock.

      Prior to the actual issuance of the warrants, the value of the warrants for recording the research and development expenses will be re-measured at each reporting period based on the number of shares underlying the warrants as of each reporting period with the entire change in the fair value of the underlying shares reported in research and development expenses.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 3:- RESEARCH AGREEMENT (RESTATED) (Cont.)

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

      The Company also paid to Yeda the following: (i) with regard to the first year of the research period, commencing on April 9, 2003, an amount of $ 900; (ii) with regard to the second and third years of the research period, respectively, an amount which shall be not less than $ 900 and not more than $ 1,000 per year to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year, in four equal quarterly non-refundable installments, payable in advance at the beginning of each three month period during such year. If the parties fail to reach an agreement within the time frame referred to above regarding the amount of the research budget payable for the second or third year of the research period (as the case may be), then the research budget for such year shall be $ 900, and Yeda shall procure the performance of research for such reduced amount.

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

NOTE 4:- STOCK SPLIT

      The Company's Board of Directors resolved to effectuate a forward split of the Company's Common stock on a 3:1 basis, which occurred on November 4, 2003. The additional shares issued pursuant to the forward stock split will be fully paid and non-assessable. All new shares will have the same par value, voting rights and other rights as old shares. The 3:1 forward stock split is being effectuated by increasing the number of issued and outstanding shares at the ratio of 3:1. Accordingly, as a result of the forward stock split, the Company has 18,036,000 shares outstanding and 81,964,000 authorized unissued shares, which shares may be issued in the future in connection with acquisitions, subsequent financings or as determined by the Company's Board of Directors. All share and per share data were restated to reflect the stock split effected on November 4, 2003.

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

NOTE 5:- STOCKHOLDER'S EQUITY - RESTATED

      Investments, warrants and options:

      a.    Private placements:

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

            On March 18, 2004, the Company completed an additional PPM ("PPM2") for the sale of 3,142,858 units at a price per unit of $ 1.75. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 9,428,574 warrants with exercise prices ranging between $ 3.75 - $ 6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years. The investors were granted certain registration rights. The investment agreement provides the investors with liquidation damages (as defined in the investment agreement) at the rate of 1% of the invested amount for each month in which a registration statement is not maintained effective with the U.S. Securities and Exchange Commission ("SEC"), during a period of 2 years.

            In connection with PPM2 the Company granted to certain brokers 172,480 warrants to purchase 172,480 shares of Common stock at an exercise price of $ 0.01 per share. In addition, the Company granted to these brokers 397,440 warrants to purchase 397,440 shares of Common stock at exercise prices ranging between $ 3.75 and $ 6.00 per share.

      b.    Shares and warrants to service providers:

            During 2004, in addition to the warrants that were granted to the brokers in respect of the PPM and the warrants that were issued to Yeda (see Note 3), the Company granted 3,607,199 fully vested warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 400,000 warrants to purchase 400,000 Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 3,340,984 warrants are fully vested as of April 30, 2004 and 816,215 warrants vest over a period of three years ending March 6, 2007. The Company accounted for such warrants and shares under the provisions of EITF 96-18. The fair value of fully vested warrants and shares was recorded as research and development expenses and general and administrative expenses at the grant date. The fair value of the warrants that vest over the three years period is amortized as an expense over the vesting period.

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

NOTE 5:- STOCKHOLDER'S EQUITY - RESTATED (Cont.)

      c.    Shares and options to employees and to directors:

            On February 18, 2004, the Company granted two of its directors 541,080 options to purchase 541,080 shares of the Company's Common stock at an exercise price of $ 1 per share. The options vest over a period of three years. The Company accounted for such options under the provision of APB 25 since the optionees are entitled to exercise their options on a cashless basis, the Company applied variable accounting and the compensation related to the options was recorded as general and administrative expenses over the vesting period based on the market price of the Company's stock at each reporting period. As of April 30, 2004, 67,635 options were exercised into 52,278 shares of Common stock on a cashless basis.

            During March 2004, the Company granted to certain employees 2,455,884 options to purchase 2,455,884 shares of the Company's Common stock at an exercise price of $ 0.30 per share (see also Note 6a(2), 6b). The options vest over a period of three years. The Company accounted for such options under the provision of APB 25. Since the optionees are entitled to exercise their options on a cashless basis, the Company applied variable accounting and the compensation related to the options was recorded as research and development and general and administrative expenses over the vesting period based on the Company's stock market price at each reporting period. In addition, the Company granted to the former CEO's brother 280,000 shares of Common stock at no consideration (see also Note
            6b).

            As of April 30, 2004, 281,112 options were exercised into 260,211 shares of Common stock of the Company, on a cashless basis.

NOTE 6:- SUBSEQUENT EVENTS

      a.    1.    On September 7, 2004, the Board of Directors decided to
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

                  On November 4, 2004, the Board of Directors questioned the procedures according to which a bonus in the amount of $ 110 that was granted to the Former CEO in March 2004 and decided to cancel the bonus and to demanded the Former CEO to repay the bonus. The bonus amount was recorded in these restated financial statements as accounts receivable, and was fully provided as a doubtful debt.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 6:- SUBSEQUENT EVENTS (Cont.)

            2. In March 2004, the Former CEO was granted 2,267,046 options to purchase a total of 2,267,046 shares of Common stock, out of which 270,000 options were exercised during April 2004 into 249,859 shares of Common stock on a cashless basis. The total number of options to which the Former CEO is entitled should have been based on a formula that was determined in the agreement with the Former CEO. However, the number of options that were granted in March 2004 was not in accordance with the agreement with the former CEO. In November 2004, the Company's Board of Directors amended the number of options granted to the Former CEO to a total of 2,042,551 options to purchase a total of 2,042,551 shares of Common stock. The amended calculation is based on the formula determined in the agreement.

                  The number of options and related compensation recorded in these restated financial statements are based on the revised calculation.

            3. On September 7, 2004, certain shareholders demanded from the Former CEO to repay the Company the amount of $ 1,074 (which is the value of the shares, that the Company issued in April 2004 as a result of the Former CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the Former CEO during April 2004), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO pay the Company compensation in the amount of $ 645 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company and its legal advisors deny the assertions that may imply to the Company's responsibility and as a result, no provision was recorded in these financial statements.

            4. On November 4, 2004, the Company's Board of Directors decided to demand from the Former CEO to repay to the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the Israeli tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the Income Tax Authorities, the Company will record a liability in the amount of $ 269 in the financial statements for the period ended July 31, 2005. Corresponding receivable from the Former CEO totaling $ 269 will be recorded, and will be fully provided as a doubtful account.

      b. During 2004, the Former CEO's brother, who was also employed by the Company, was granted 280,000 shares of Common stock for no cash consideration. In March 2004, the Board decided to grant him an additional 280,000 warrants to purchase 280,000 shares of Common stock, the vesting of which is subject to signing a definitive employment agreement with the Company. Such agreement was never entered into. As a result, on November 4, 2004, the Board of Directors cancelled the warrants. The cancelled warrants are not presented in these restated financial statements, nor was any compensation expense recorded in respect of these warrants.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 6:- SUBSEQUENT EVENTS (Cont.)

      c. On July 19, 2004, the Company received a letter from an investor, who participated in the Company's private placement of securities in March 2004, claiming that the investor was a victim of the Company's misconduct. On September 30, 2004, another investor, who participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming, among others, that he was a victim of the Company's misconduct. The total investment in the Company's private placement from March 2004 was $ 5,500 (see Note 5a). The later investor stated he was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has commenced compromise negotiations with all of the investors from the March 2004 private placement. Since the negotiations are in a preliminary stage, the Company cannot estimate at this stage the outcome of such compromise.

NOTE 7:- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

      The Company restated its financial statements as of April 30, 2004, and for the three and nine months then ended, for the following reasons:

      a. Cost related to warrants that the Company committed to grant to Yeda (see Note 3), and warrants and shares that the Company committed to grant to certain other service providers, were recorded based on the price per share determined in the private placement conducted in February 2003. In these restated financial statements, the Company recorded these costs based on the market price of its shares. As for the warrants and shares that the Company committed to grant, cost was recorded based on the market price of its shares as of January 31, 2004.

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

      c. Expenses related to the variable options awards that the Company granted to employees and to directors was recorded in these restated financial statements by applying FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan". Previously, expenses related to these options awards were calculated using the straight-line method.

      d. The Company miscalculated the number of options and, as a result, the related compensation expenses of the Former CEO's options (see also Note 6a(2)). In these restated financial statements, the number of options granted to the Former CEO and the related compensation expenses are based on the formula determined in the agreement signed with the Former CEO.

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

NOTE 7:- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

      e. The Company did not include in its reported financial statements 400,000 warrants to purchase 400,000 Common stock granted to members of its advisory board.

            In these restated financial statements, the fair value of these warrants is amortized as an expense over the warrants vesting period.

      f. The Company recorded cost related to warrants for which not all terms and conditions have been fulfilled (see also Note 6b). In these restated financial statements, the fair value of the warrants was revised to reflect the correct number of warrants.

      g. In these restated financial statements, several calculation errors were corrected.

      h. In its previously issued financial statements, the Company classified warrants that were issued in PPM1 and PPM2 as liabilities with changes in the fair value of these warrants reported in earning. In these financial statements, the warrants were classified as equity and no expenses were recorded in respect of them.

            The effect of the above changes on the Company's financial statements is as follows:

                                                        Nine months                     Nine months
                                                           ended        Change in          ended
                                                       April 30, 2004    expenses      April 30, 2004
                                                        ------------   ------------    ------------
                                                        As reported                      Restated
                                                        ------------                   ------------
            Research and development expenses           $     16,472   $      1,336    $     17,808
            General and administrative expenses         $     11,132   $     (1,321)   $      9,811
            Derivative loss                             $        371   $       (371)   $         --
            Net loss                                    $     27,968   $       (356)   $     27,612
            Basic and diluted net loss per share from
               continuing operations                    $       1.38   $      (0.01)   $       1.37
            Basic and diluted net loss per share from
               discontinued operations                  $         --   $         --    $         --
            Net loss per share                          $       1.38   $      (0.01)   $       1.37
            Additional paid-in capital                  $     33,269   $      5,589    $     38,858
            Deferred stock-based compensation           $         --   $     (5,788)   $     (5,788)
            Accumulated deficit                         $     28,073   $       (199)   $     27,874

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

NOTE 7:- RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                                                        Three months                    Three months
                                                           ended        Change in          ended
                                                       April 30, 2004    expenses      April 30, 2004
                                                        ------------   ------------    ------------
                                                        As reported                      Restated
                                                        ------------                   ------------
            Research and development expenses           $      9,296   $     (3,272)   $      6,024
            General and administrative expenses         $      7,279   $     (3,709)   $      3,570
            Derivative loss                             $        371   $       (371)   $         --
            Net loss                                    $     16,950   $     (7,352)   $      9,598
            Basic and diluted net loss per share from
               continuing operations                    $       0.70   $       (0.3)   $        0.4
            Basic and diluted net loss per share from
               discontinued operations                  $         --   $         --    $         --
            Net loss per share                          $       0.70   $       (0.3)   $        0.4

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

      o with regard to the second year of research we owe an amount of US $900,000 of which we have paid $225,000 on April 23, 2004 and $225,000 on July 8, 2004; and $225,000 on October 8, 2004 ; and
            $225,000 on January 10, 2005.

      o

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

DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - FISCAL QUARTER ENDED APRIL 30, 2004 COMPARED TO THE FISCAL QUARTER ENDED APRIL 30, 2003

REVENUES AND COSTS OF GOODS SOLD

We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses for the quarter ended April 30, 2004 amounted to $9,598,000 compared to none as of April 30, 2004. These expenses reflect the commencement of our development stage operations. The research and development expenses amounted to $6,024. The most important research and development expense was related to research and development activities performed by Yeda amounted to $225. Expenses related to the issuance of warrants granted in consideration of entering into the Research and License Agreement amounted to $5,714,000, which was attributable to the warrant granted to Yeda, Professor Yair Reisner of the Department of Immunology and his fellow scientists Dr. Dekel and Dr. Passwel and the Company employees. The general and administrative expenses amounted to $3,570,000 were attributed mainly to costs related to warrants and shares granted to service providers for services associated with the company activities and to employees and directors both amounted to $3,391,000. The rest of general and administrative refers mainly to salaries, legal expenses and directors and officers insurance.

 (LOSS) FROM DISCONTINUED OPERATIONS OF A SEGMENT OF A BUSINESS

As a result of the discontinuance of our activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels, we had a Loss of $6,000 in the quarter ending April 30, 2003. Such activity did not exist in the quarter ending April 30, 2004.

NET LOSS

As a result of the above activities, we incurred a net loss of $9,598,000 for the three months ended April 30, 2004, as compared to a net loss of $6,000 for the three months ended April 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $5,271,000 as of April 30, 2004, compared to $5,000 as of April 30, 2003. This increase is attributed to funds received of private placements that we conducted. We had a working capital of $5,177,000 as of April 30, 2004, compared to $10,000 as of April 30, 2003. We plan to continue to finance our operations through a combination of private placements of our securities, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

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

      o On September 7, 2004, certain shareholders demanded from the former CEO to repay the Company the amount of $ 1,074,000 (which is the value of the shares, that the Company issued as a result of the CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the above shareholders demanded that the former CEO pay the company, compensation in the amount of $ 645,000 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the former CEO and not the Company. The Company denies assertions that may imply to its responsibility and, as a result, no provision was recorded in the financial statements.

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


                                    TISSERA, INC.

March 8, 2005           By:         /s/Amos Eiran
                                    -------------
                                    Amos Eiran
                                    Chief Executive Officer


March 8, 2005           By:         /s/Alex Werber
                                    --------------
                                    Alex Werber
                                    Chief Financial Officer