Form 10QSB
period 2005-01-31
TISSERA INC
filed 2005-03-17
CIK 1122573

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

                   For the quarterly period ended January 31,
                                     2005.

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

  Galgaley Haplada 11, Third entrance,                 46733 Israel
          3rd floor, Herzlia                            (Zip Code)
(Address of principal executive offices)

Issuer's telephone number: +972-36344107

              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No[X]

As of March 15, 2005, the registrant had 27,582,114 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_]     No [X]

================================================================================

Tissera, Inc.

INDEX


PART I.  FINANCIAL INFORMATION                                     PAGE NUMBER
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                              January 31,        July 31,
                                                                                 2005              2004
                                                                             --------------    --------------
                                                                               Unaudited
                                                                             --------------
     ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                              $        3,623    $        4,656
     Prepaid expenses and other current assets                                         225               237
                                                                            --------------    --------------
  Total current assets                                                               3,848             4,893
                                                                            --------------    --------------
  SEVERANCE PAY FUND                                                                    23                 8
                                                                            --------------    --------------
  PROPERTY AND EQUIPMENT, NET                                                           27                38
                                                                            --------------    --------------
  Total assets                                                              $        3,898    $        4,939
                                                                            ==============    ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
     Trade payables                                                         $            9    $           21
     Other accounts payable and accrued expenses                                       617               503
                                                                            --------------    --------------

  Total current liabilities                                                            626               524
                                                                            --------------    --------------
  ACCRUED SEVERANCE PAY                                                                 28                12
                                                                            --------------    --------------
  Total liabilities                                                                    654               536
                                                                            --------------    --------------
  COMMITMENTS AND CONTINGENCIES  (Note 4)

  STOCKHOLDERS' EQUITY:
     Stock capital (Note 5):
        Common stock of $ 0.0001 par value each -
        Authorized: 100,000,000 shares as of January 31, 2005 and
           July 31, 2004; Issued and outstanding: 27,582,114 and
           27,556,914 of January 31, 2005 and July 31, 2004, respectively                3                 3
          Preferred stock of $ 0.0001 par value each -
          Authorized: 20,000,000 shares as of January 31, 2005 and
           July 31, 2004; Issued and outstanding: 0 shares as of
           January 31, 2005 and July 31, 2004                                           --                --
     Additional paid-in capital                                                     27,186            27,197
     Deferred stock based compensation                                                 (40)             (163)
     Deficit accumulated during the development stage                              (23,905)          (22,634)
                                                                            --------------    --------------
  Total stockholders' equity                                                         3,244             4,403
                                                                            --------------    --------------
  Total liabilities and stockholders' equity                                $        3,898    $        4,939
                                                                            ==============    ==============

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

                                                                                                                       From
                                                                                                                   May 31, 2000
                                                             Six months ended                                       (inception
                                                               January 31,                     Year ended          date) through
                                                      -----------------------------------        July 31,           January 31,
                                                            2005               2004               2004                  2005
                                                      ----------------   ----------------    ----------------    ----------------
                                                                 Unaudited                                           Unaudited
                                                      -----------------------------------                        ----------------
 Operating expenses:
   Research and development (including cost
      related to options and warrants
      granted to Yeda (see Note 2) and to service
      providers at the amount of $ 12, $ 10,934 and
      $ 11,579 for the six months ended January 31,
      2005 and 2004 and for the year
      ended July  31, 2004, respectively)             $            662   $         11,784    $         13,039    $         13,701
    General and administrative (including cost
      related to shares granted to service
      providers in the amount of $ 100, $ 5,906 and
      $ 8,346 for the six months ended January 31,
      2005 and 2004 and for the year
      ended July 31, 2004, respectively)                           625              6,240               9,482              10,107
                                                      ----------------   ----------------    ----------------    ----------------
                                                                 1,287             18,024              22,521              23,808
  Financial income (expenses), net                                  28                 (1)                  2                  30
                                                      ----------------   ----------------    ----------------    ----------------
  Loss from continuing operations for the period                 1,259             18,025              22,519              23,778
  Income taxes                                                      12                 --                  23                  35
                                                      ----------------   ----------------    ----------------    ----------------
  Net loss from continuing operations for the
     period                                                      1,271             18,025              22,542              23,813
  Loss (income) from discontinued operations                        --                (13)                (13)                 92
                                                      ----------------   ----------------    ----------------    ----------------

  Net loss                                            $          1,271   $         18,012    $         22,529    $         23,905
                                                      ================   ================    ================    ================
  Basic and diluted net earnings per share from
     continuing operations                            $           0.05   $           0.99    $           1.04
                                                      ================   ================    ================
  Basic and diluted net loss per share from
     discontinued operations                          $             --   $             --    $             --
                                                      ================   ================    ================
  Net loss per share                                  $           0.05   $           0.99    $           1.04
                                                      ================   ================    ================
  Weighted average number of shares used in
     computing basic and diluted net loss per
     share                                                  27,577,868         18,036,000          21,787,629
                                                      ================    ================   ================

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


                                                  Stock Capital
                                       -----------------------------------          Additional
                                                                                     paid-in
                                           Number             Amount                 capital
                                       -----------------------------------      ----------------
  Balance as of May 31, 2000                        --    $             --      $             --

  Shares issued for cash on
    May 31,2000                              15,036,000                  2                     8
  Net loss                                          --                  --                    --
                                       -----------------------------------      ----------------

  Balance as of July 31, 2000                15,036,000                  2                     8

  Shares issued for cash on July 17,
    2001                                      3,000,000              *) --                    40
  Contribution of capital                            --                 --                    15
  Net loss                                           --                 --                    --
                                       -----------------------------------      ----------------


  Balance as of July 31, 2001                18,036,000                  2                    63

  Contribution of capital                            --                 --                    15
  Net loss                                           --                 --                    --
                                       -----------------------------------      ----------------
  Balance as of July 31, 2002                18,036,000                  2                    78

  Contribution of capital                            --                 --                    15
  Net loss                                           --                 --                    --
                                       ----------------   ----------------      ----------------
  Balance as of July 31, 2003                18,036,000                  2                    93

  Stock issued for cash related to
    PPM1, net of $ 176 of issuance
    expenses                                  1,767,200              *) --                 2,033
  Stock issued for cash related to
    PPM2, net of $ 517 of issuance
    expenses                                  3,142,858                  1                 4,983
  Stock based compensation related
    to warrants granted to service
    providers                                        --                 --                11,429
  Amortization of stock based
    compensation related to options
    granted to employees and
    directors                                        --              *) --                 1,130
  Compensation related to stock
    granted to service providers and
    to employees                              3,067,090                 --                 7,366
  Deferred stock based compensation                  --                 --                   163
  Exercise of options                         1,543,766              *) --                    --
  Net loss                                           --                 --                    --
                                       ----------------   ----------------      ----------------
  Balance as of July 31, 2004                27,556,914                  3                27,197

  Deferred stock based compensation                  --                 --                  (123)
  Stock based compensation related
    to Warrants granted  to Yeda and
    to service providers                             --                 --                   (52)
  Amortization of stock based
    compensation related to options
    granted to employees and
    directors                                        --                 --                   164
  Exercise of options                            25,200              *) --                    --
  Net loss                                           --                 --                    --
                                       ----------------   ----------------      ----------------
  Balance as of January 31, 2005             27,582,114   $              3      $         27,186
                                       ================   ================      ================

                                                              Deficit
                                                             accumulated              Total
                                           Deferred          during the           stockholders'
                                          stock based        development             equity
                                         compensation         stage               (deficiency)
                                       ----------------   ----------------      ----------------
  Balance as of May 31, 2000           $             --   $             --                    --

  Shares issued for cash on May 31,
    2000                                             --                 --                    10
  Net loss                                           --                 (5)                   (5)
                                       ----------------   ----------------      ----------------

  Balance as of July 31, 2000                        --                 (5)                    5

  Shares issued for cash on
    July 17, 2001                                    --                 --                    40
  Contribution of capital                            --                 --                    15
  Net loss                                           --                (30)                  (30)
                                       ----------------   ----------------      ----------------


  Balance as of July 31, 2001                        --                (35)                   30

  Contribution of capital                            --                 --                    15
  Net loss                                           --                (39)                  (39)
                                       ----------------   ----------------      ----------------

  Balance as of July 31, 2002                        --                (74)                    6

  Contribution of capital                            --                 --                    15
  Net loss                                           --                (31)                  (31)
                                       ----------------   ----------------      ----------------
  Balance as of July 31, 2003                        --               (105)                  (10)

  Stock issued for cash related to
    PPM1, net of $ 176 of issuance
    expenses                                         --                 --                 2,033
  Stock issued for cash related to
    PPM2,net of $ 517 of issuance
    expenses                                         --                 --                 4,984
  Stock based compensation related
    to warrants granted to service
    providers                                        --                 --                11,429
  Amortization of stock based
    compensation related to options
    granted to employees and
    directors                                        --                 --                 1,130
  Compensation related to stock
    granted to service providers and
    to employees                                     --                 --                 7,366
  Deferred stock based compensation                (163)                --                    --
  Exercise of options                                --                 --                 *) --
  Net loss                                           --            (22,529)              (22,529)
                                       ----------------   ----------------      ----------------

  Balance as of July 31, 2004                      (163)           (22,634)                4,403

  Deferred stock based compensation                 123                 --                    --
  Stock based compensation related
    to Warrants granted  to Yeda and
    to service providers                             --                 --                   (52)
  Amortization of stock based
    compensation related to options
    granted to employees and
    directors                                        --                 --                   164
  Exercise of options                                --                 --                 *) --
  Net loss                                           --             (1,271)               (1,271)
                                       ----------------    ---------------     -----------------
  Balance as of January 31, 2005       $            (40)   $       (23,905)    $           3,244
                                       ================    ===============     =================

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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                           From May 31,
                                                                   Six months ended                      2000 (inception
                                                                     January 31,             Year ended   date) through
                                                             ---------------------------      July 31,     January 31,
                                                                2005           2004            2004          2005
                                                             ------------   ------------   ------------   ------------
                                                                      Unaudited                            Unaudited
                                                             ---------------------------                  ------------
  Cash flows from operating activities:
    Net loss                                                  $ (1,271)      $(18,012)      $(22,529)      $ 23,905)
    Adjustments required to reconcile net loss to net
       cash used in operating activities:
      Depreciation                                                   6             --              3              9
      Expenses (income) related to warrants granted to
        Yeda and to service providers                              (52)        16,840         11,429         11,377
      Expenses related to options granted to employees
        and directors                                              164             --          1,130          1,294
      Expenses related to shares granted to service
        providers                                                   --             --          7,366          7,366
      Decrease (increase) in prepaid expenses and other
        current assets                                              12           (190)          (237)          (225)
      Increase (decrease) in trade payables                        (12)             1             21              9
      Increase in other accounts payable and accrued
        expenses                                                   114            164            503            617
      Increase in accrued severance pay, net                         1              5              4              5
                                                              --------       --------       --------       --------
  Net cash used in continuing operating activities              (1,038)        (1,192)        (2,310)        (3,453)
  Net cash provided by (used in) discontinued operating
    activities                                                      --            (12)           (15)            75
                                                              --------       --------       --------       --------
  Total net cash used in operating activities                   (1,038)        (1,204)        (2,325)        (3,378)
                                                              --------       --------       --------       --------
  Cash flows from investing activities:
                                                                                                           --------
  Sales of  property and equipment                                   9             --             --              9
  Purchase of property and equipment                                (4)            --            (41)           (45)
                                                              --------       --------       --------       --------
  Net cash used in continuing investing activities                   5             --            (41)           (36)
  Net cash used in discontinued investing activities                --             --             --            (15)
                                                              --------       --------       --------       --------
  Total net cash provided by (used in) investing
    activities                                                       5             --            (41)           (51)
                                                              --------       --------       --------       --------
  Cash flows from financing activities:
                                                                                                           --------
  Issuance of shares and warrants, net                              --           *)--          7,017          7,017
  Receipts on account of shares                                     --          1,800             --             --
                                                              --------       --------       --------       --------
  Net cash provided by continuing financing activities              --          1,800          7,017          7,017
  Net cash provided by discontinued financing activities            --             --             --             35
                                                              --------       --------       --------       --------
  Total net cash provided by financing activities                   --          1,800          7,017          7,052
                                                              --------       --------       --------       --------
  Increase (decrease) in cash and cash equivalents              (1,033)           596          4,651          3,623
  Cash and cash equivalents at beginning of period               4,656              5              5             --
                                                              --------       --------       --------       --------
   Cash and cash equivalents at end of period                 $  3,623       $    601       $  4,656       $  3,623
                                                              ========       ========       ========       ========


*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                                  TISSERA INC.AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

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

      b. The accompanying unaudited interim consolidated financial statements have been prepared as of January 31, 2005 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2005.

            On October 8, 2003, the Company entered into a research and license agreement with Yeda Research and Development Company Limited
            ("Yeda"), according to which Yeda provided the Company with a worldwide exclusive license to develop, manufacture and sell Yeda's tissue transplant technologies. Yeda is entitled to cancel the agreement under certain conditions determined in the agreement. As of January 15, 2005, Yeda is entitled to cancel the agreement (see
            Note 2). The Company currently bases its entire operations on the license provided from Yeda. Should Yeda terminate the agreement with the Company, the Company will not be able to continue its current research operations.

      c.    Going concern considerations:

            1. The Company faces an adverse legal proceeding (see Note 4), in the event that the Company will be required to pay damages to the investors, the Company's ability to continue to operate as a going concern is questionable.

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

NOTE 2:-    RESEARCH AND LICENSE AGREEMENT

            On October 8, 2003, the Company entered into a research and license agreement ("the Agreement") with Yeda. The Company conducts the research for a period of six years, at the Weizmann Institute of Science (the commercialization company of Yeda). The research relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement.

            The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 3,010,699 and 3,612,839, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) October 7, 2013. As of the balance sheet date, 1,421,160 of the Company's shares of Common stock are underlying the warrants. The warrants shall be exercisable on a cashless basis.

            On February 24, 2005, the Company and Yeda came to an agreement regarding the terms of the warrants. The warrants were granted in March 2005.

            The Company had applied to Yeda for the deferral of the submission of its development program in accordance with the agreement, and has not yet received Yeda's response.

            As the license is used for research and development activities and since no alternative use exists for the license, the fair value of the warrants as of the balance sheet date, in the amount of $ 561, was recorded as research and development expenses. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 1,558,896 shares of Common stock.

            Prior to the actual issuance of the warrants, the value of the warrants for recording the research and development expenses will be re-measured at each reporting period based on the number of shares

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

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

            The Company shall also pay Yeda the following: (i) with regard to the first year of the research period commencing on April 9, 2003, an amount of $ 900; (ii) with regard to the second year and third year of research, an amount which shall be not less than $ 900 and not more than $ 1,000, to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year. The amounts are paid in four equal quarterly non-refundable installments, payable in advance at the beginning of each six-month period during such year. If the parties fail to reach an agreement within the time frame referred to above regarding the amount of the research budget payable for the second and third year of the research period, then the research budget for such year shall be $ 900 and Yeda shall procure for the Company the performance of research for such reduced amount.

            In July 2004, the Company signed a first addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 900 in respect of the second year of the research period.

            The Company undertook to make its best efforts to commercialize the licensed products. The Company also agreed to pay Yeda a license fee of (i) $ 50 per year, to be paid commencing the first year after the completion of the research and development period; (ii) 4% of net sales of all products using the licensed technology; (iii) 33% of all sublicense fees for all agreements entered into within one year following the agreement date, and (iv) 16% of all sublicense fees for all agreements entered into after such one-year period.

NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES

            a. The significant accounting policies applied in the consolidated financial statements as of January 31, 2005 are consistent with those applied in the consolidated financial statements as of July 31, 2004.

                  These financial statements should be read in conjunction with the audited annual financial statements of the Company as of July 31, 2004 and their accompanying notes.

            b.    Accounting for share-based compensation:

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB-25"), and FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee share options. Under APB-25, when the exercise price of the Company's share options is less than the market price of the underlying shares at the date of grant, compensation expense is recognized over the option's vesting period.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except per share data)

NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee share options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for 2005: weighted average volatility of 129%, risk-free interest rates of 3.42%, dividend yields of 0% and a weighted-average expected life of the options of five years.

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                        SIX MONTHS ENDED JANUARY 31,
                                                                     ---------------------------------
                                                                          2005              2004
                                                                     ---------------   ---------------
 Net loss as reported                                                $         1,271   $        18,012

 Deduct: share-based employee compensation expense included in
   reported net loss in accordance with APB-25                                  (164)               --
 Add: stock-based employee compensation expense
   determined under fair value method                                            245                --
                                                                     ---------------   ---------------

 Pro forma net loss                                                  $         1,352   $        18,012
                                                                     ===============   ===============
 Pro forma net loss per share (basic and diluted)                    $         (0.05)  $            --
                                                                     ===============   ===============

      c.    Impact of recently issued accounting standards:

            On December 16,  2004,  the  Financial  Accounting  Standards  Board
            (FASB) issued Statement No. 123 (revised 2004), Share-Based Payment ("Statement 123R"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation ("Statement 123"). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123 permitted, but does not require, share-based payments to employees to be recognized based on their fair values while Statement 123(R) requires all share-based payments to employees to be recognized based on their fair values. Statement 123R also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after December 15, 2005. The adoption of Statement 123R may have a significant effect on the Company's results of operations.

NOTE 4:-    COMMITMENTS AND CONTINGENCIES

      a. On August 12, 2004, the Company received a demand from a broker for the payment of $ 44, in respect of his services related to the Company's capital raising. The Company reached a compromise with the broker and, subsequent to the balance sheet date, paid an amount of $ 10 in respect of the above demand.

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

                  As of January 31, 2004, a provision in the amount of $ 100, in respect of net salary expenses was recorded in operating expenses, in respect of the Former CEO.

                  The Company has filed a letter of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has reasonable good assertions in its counter claim.

                  The Company filed a counter claim against its Former CEO in the amount of $ 2,894.

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

            (3) On November 4, 2004, the Company's Board of Directors decided to demand the Former CEO to repay the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the Israeli tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the income tax authorities, the Company recorded a liability in the amount of $ 269 for the amount that the Company will probably have to pay the Israeli tax authorities. The corresponding receivable from the Former CEO totaling $ 269 was recorded and fully provided for, as a doubtful account as of July 31, 2004.

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

NOTE 6:-      SUBSEQUENT EVENT

            a. In February 2005, the Company's Board of Directors decided to grant a director, 270,540 options to purchase 270,540 shares of Common stock at an exercise price per share that will be determined as the average closing share price during the period between January 15, 2005 to February 15, 2005. The options vest over a period of two years commencing March 15, 2005.

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

Overview

We were incorporated under the laws of the State of Washington on May 31, 2000. We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach will involve harvesting embryonic mammalian tissue at the optimal gestational stage after which stem cells commit to becoming organ-specific precursor tissues and transplanting them in human recipients. The optimal windows for embryonic tissue transplantation have been defined by Prof. Reisner's lab at the Weizman Institute. We entered into a Research and License Agreement with Yeda Research and Development Company Limited, which is located in Rehovot, Israel, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. We have a world wide license that shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

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

In addition, Yeda may terminate the Research and License Agreement if we are in breach thereof and Yeda may, at its option, terminate the Research and License Agreement, in whole or in part, or make it non-exclusive if we fail to reach certain commercialization and development goals as set out in the Research and License Agreement. Yeda is entitled to unilaterally amend the license so that it is non-exclusive or terminate the license in the event that we fail to achieve commercialization of at least one product within certain time limits, fail to commence various phases of clinical trials within certain time limits or fail to sell a product after certain milestones. Further, if we contest the validity of the patents, Yeda may terminate the license. In the event that Yeda would like to pursue sponsored research with respect to, or the commercialization of, a given product that would otherwise be subject to the Research and License Agreement that we have not already commenced developing, then Yeda may provide us with notice of its intention. Upon receipt of such notice, we will then have three months to submit a product development program. If we do not submit such program, the license will be terminated with respect to said given product.

As part of the Research and License Agreement, the Company issued to Yeda on February 24, 2005 the following:

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

However, the Research and License Agreement provides that the maximum number of shares of common stock that Yeda may exercise into for each warrant is 3,010,699 and 3,612,839, respectively (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by us of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and us). The share amounts described above are adjusted to reflect the three for one split, but not the other adjustment events described above that have occurred through the date hereof. Each such warrant shall be exercisable for a period beginning on the date of its issuance and ending at the later of the following:

      o one year following the termination of the Research and License Agreement; and
      o     October 17, 2013.

We also agreed to pay or have paid to Yeda the following:

      o with regard to the first year of the research period (commencing on April 9, 2003), we paid the amount of US $450,000 of which a non-refundable installment of US $450,000 was paid on December 23, 2003. This amount is in addition to the $450,000 paid to Yeda in connection with researched performed by Yeda during the first year;

      o with regard to the second year of research we paid an amount of US $900,000 of which $225,000 was paid on April 23, 2004; $225,000 was paid on July 8, 2004; $225,000 was paid on October 8, 2004; and $225,000 was paid on January 10, 2005.

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

Results of Operations for the Fiscal Period Ended January 31, 2005 Compared to the Fiscal Period Ended January 31, 2004

Revenues and Cost of Goods Sold

The Company is in its development stage therefore has no revenues and cost of goods sold.

Operating expenses

Operating expenses for the period ending January 31, 2005 amounted to $1,287,000 compared to $18,024,000 for the period ended January 31, 2004. This decrease is attributed mainly to options and warrants granted to employees, service providers and consultants totaling $16,840,000 in the period ended January 31, 2004 as compared to $112,000 during the period ended January 31, 2005.

The R&D expenses for the period ended January 31, 2005 amounted to $662,000 compared to $11,784,000 during the period ended January 31, 2004. This decrease is attributed to options and warrants expenses related to Yeda, Professor Yair Reisner of the Department of Immunology and his fellow scientists Dr. Dekel and Dr. Passwel and the Company employees which decreased to $12,000 for the period ended January 31, 2005 from $10,934,000 for the period ended January 31, 2004.

The Company's general and administrative expenses decreased to $625,000 for the period ended January 31, 2005 from $6,240,000 in the period ending January 31, 2004. The decrease in general and administrative expenses is attributed to a decrease in costs related to warrants and shares granted to service providers and to employees and directors which was $100,000 for the period ended January 31, 2005 and $5,906,000 for period ended January 31, 2004.

Financial Income

The Company has financial income in the amount of $28,000 for the period ended January 31, 2005 compared to an expense of $1,000 for the period ended January 31, 2004. The Company invests its funds in risk less deposits that bear interest rates of approximately 1.5% per annum.

Taxes on Income

The Company has a tax expense amounting to $12,000 resulting from tax liability of its wholly owned subsidiary Tissera Ltd.

The Company has an agreement with its subsidiary to which it will provide services related to the Company Research and Development activities. The Company will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in its subsidiary.

(Loss) from discontinued operations of a segment of a business

As a result of the disposal of its activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels the Company had income of $13,000 in the period ended January 31, 2004. Such activity did not exist in the period ended January 31, 2005.

Net loss

As a result of the above, the Company incurred a net loss of $1,271,000 for the period ending January 31, 2005, as compared to a net loss of $18,012,000 for the period ending January 31, 2004.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $3,623,000 as of January 31, 2005, compared to $4,656,000 as of July 31, 2004. The decrease is attributed to funds used in financing the Company's development activities and the overhead related to it. The Company has a working capital of $3,222,000 as of January 31, 2005, compared to $4,369,000 as of July 31, 2004. The Company plans to continue to finance its operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of its planned products.

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

As a result of the above, the Company reorganized its executive personnel to address these issues. In connection with the reorganization, the Company is developing procedures, forms, checklists and reporting packages to address these deficiencies, and management believes progress had been made to improve the Company's system of internal controls. However, despite management efforts there continues to exist material weaknesses in the Company's internal controls. Management believes additional progress in strengthening its internal controls will continue through the end of the third quarter of 2005.

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

      o On September 30, 2004, an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming that it was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. The Company has commenced compromise negotiations with all of the investors from the March 2004 private placement; and

      o On October 4, 2004, the Company received a demand letter to execute an oral lease agreement of the Company's previous premises. Based on the opinion of the management and its legal advisors, the Company has reasonably good defense, and as a result, no provision was recorded in the financial statements; and

      o The Company received a demand from a broker in relation to the Company's capital raising to receive $30,000 as a fee. On February 14, 2005 the Company Board of Directors has agreed to pay $10,000 to the broker in settlement of all claims. The payment was made on February 18, 2005.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,

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

                                    TISSERA, INC.

Dated: March 17, 2005   By:         /s/ Amos Eiran
                                    -----------------------
                                    Amos Eiran
                                    Chief Executive Officer

Dated: March 17, 2005   By:         /s/Alex Werber
                                    -----------------------
                                    Alex Werber
                                    Chief Financial Officer