Form 10QSB
period 2005-04-30
TISSERA INC
filed 2005-06-24
CIK 1122573

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

                 For the quarterly period ended April 30, 2005.

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

      Maskit 8, 4rd floor, Herzlia                          46733 Israel
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: +972-36344107

   (Former Name, Former Address and Former Fiscal Year, If Changed Since Last
                                    Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 10, 2005, the registrant had 27,582,114 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

================================================================================

Tissera, Inc.

INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
                                                                     -----------
Item 1.  Financial statements
              (unaudited)

            Consolidated Balance Sheets                                    2

            Consolidated Statements of Operations                          3

            Consolidated Statements of Changes in Stockholders'
                Equity (Deficiency)                                        4

            Consolidated Statements of Cash Flows                          5

            Notes to Financial Statements                               6-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13

Item 3.  Controls and Procedures                                          16

PART II. OTHER INFORMATION                                                17

Item 1.  Legal Proceedings                                                17

Item 2.  Change in Securities                                             17

Item 3.  Defaults Upon Senior Securities                                  17

Item 4.  Submission of Matters to Vote of Security Holders                17

Item 5.  Other Information                                                17

Item 6.  Exhibits                                                         17

SIGNATURES                                                                18

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

                                  TISSERA INC.

                           (FORMERLY: BERT LOGIC INC.)
                          (A development stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF APRIL 30, 2005

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                           Page
                                                                          ------

Consolidated Balance Sheets                                                 2

Consolidated Statements of Operations                                       3

Statements of Changes in Stockholders' Equity (Deficiency)                  4

Consolidated Statements of Cash Flows                                       5

Notes to Consolidated Financial Statements                                6 - 12

                               - - - - - - - - - -

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                                                April 30,        July 31,
                                                                                                  2005             2004
                                                                                              ------------     ------------
                                                                                               Unaudited
                                                                                              ------------
       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                  $      2,964     $      4,656
   Prepaid expenses and other current assets                                                           303              237
                                                                                              ------------     ------------

Total current assets                                                                                 3,267            4,893
                                                                                              ------------     ------------

SEVERANCE PAY FUND                                                                                      27                8
                                                                                              ------------     ------------

PROPERTY AND EQUIPMENT, NET                                                                             24               38
                                                                                              ------------     ------------

Total assets                                                                                  $      3,318     $      4,939
                                                                                              ============     ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade payables                                                                             $          6     $         21
   Other accounts payable and accrued expenses                                                         509              503
                                                                                              ------------     ------------

Total current liabilities                                                                              515              524
                                                                                              ------------     ------------

ACCRUED SEVERANCE PAY                                                                                   32               12
                                                                                              ------------     ------------

Total liabilities                                                                                      547              536
                                                                                              ------------     ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Stock capital (Note 5):
      Common stock of $ 0.0001 par value each -
         Authorized: 100,000,000 shares as of April 30, 2005 and July 31, 2004; Issued and outstanding: 27,582,114 and 27,556,914 as of April 30, 2005 and
             July 31, 2004, respectively                                                                 3                3
      Preferred stock of $ 0.0001 par value each -
          Authorized: 20,000,000 shares as of April 30, 2005 and July 31, 2004; Issued
             and outstanding: 0 shares as of April 30, 2005 and July 31, 2004                           --               --
   Additional paid-in capital                                                                       29,121           27,197
   Deferred stock based compensation                                                                   (30)            (163)
   Deficit accumulated during the development stage                                                (26,323)         (22,634)
                                                                                              ------------     ------------

Total stockholders' equity                                                                           2,771            4,403
                                                                                              ------------     ------------

Total liabilities and stockholders' equity                                                    $      3,318     $      4,939
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

                                                                                                                           From
                                                                                                                      May 31, 2000
                                                                          Nine months ended                         (inception date)
                                                                              April 30,                Year ended         through
                                                                    -----------------------------       July 31,         April 30,
                                                                        2005             2004             2004             2005
                                                                    ------------     ------------     ------------     ------------
                                                                              Unaudited                                  Unaudited
                                                                    -----------------------------                      ------------
Operating expenses:
   Research and development (including
      expenses (income) related to options and
      warrants granted to Yeda (see Note 2) and
      to service providers in the amount of $ 14,
      $ 16,648 and $ 11,579 for the nine months
      ended April 30, 2005 and 2004 and for
      the year ended July 31, 2004, respectively)                   $        946     $     17,808     $     13,039     $     13,985
   General and administrative (including
      expenses (income) related to options,
      warrants and shares granted to service
      providers and compensation to investor
      (see Note 5) in the amount of $ 2,043,
      $ 9,297 and $ 8,346 for the nine months
      ended April 30, 2005 and 2004 and for
      the year ended July 31, 2004, respectively)                          2,774            9,811            9,482           12,256
                                                                    ------------     ------------     ------------     ------------

                                                                           3,720           27,619           22,521           26,241
Financial expenses (income), net                                             (48)               6               (2)             (50)
                                                                    ------------     ------------     ------------     ------------

Loss from continuing operations for the period                             3,672           27,625           22,519           26,191
Income taxes                                                                  17               --               23               40
                                                                    ------------     ------------     ------------     ------------

Net loss from continuing operations for the period                         3,689           27,625           22,542           26,231
Loss (income) from discontinued operations                                    --              (13)             (13)              92
                                                                    ------------     ------------     ------------     ------------

Net loss                                                            $      3,689     $     27,612     $     22,529     $     26,323
                                                                    ============     ============     ============     ============

Basic and diluted net loss per share from continuing operations     $       0.13     $       1.37     $       1.04
                                                                    ============     ============     ============

Basic and diluted net loss per share from discontinued operations   $         --     $         --     $         --
                                                                    ============     ============     ============

Net loss per share                                                  $       0.13     $       1.37     $       1.04
                                                                    ============     ============     ============

Weighted average number of shares used in computing basic and
    diluted net loss per share                                        27,579,252       20,236,913       21,787,629
                                                                    ============     ============     ============

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

                                                                                                           Deficit
                                                                                                         accumulated       Total
                                                        Stock capital        Additional     Deferred      during the   stockholders'
                                                   -----------------------     paid-in    stock based    development       equity
                                                     Number       Amount       capital    compensation      stage       (deficiency)
                                                   ----------   ----------   ----------    ----------     ----------     ----------
Balance as of May 31, 2000                                 --   $       --   $       --    $       --     $       --     $       --

Shares issued for cash on May 31, 2000             15,036,000            2            8            --             --             10
Net loss                                                   --           --           --            --             (5)            (5)
                                                   ----------   ----------   ----------    ----------     ----------     ----------

Balance as of July 31, 2000                        15,036,000            2            8            --             (5)             5

Shares issued for cash on July 17, 2001             3,000,000        *) --           40            --             --             40
Contribution of capital                                    --           --           15            --             --             15
Net loss                                                   --           --           --            --            (30)           (30)
                                                   ----------   ----------   ----------    ----------     ----------     ----------

Balance as of July 31, 2001                        18,036,000            2           63            --            (35)            30

Contribution of capital                                    --           --           15            --             --             15
Net loss                                                   --           --           --            --            (39)           (39)
                                                   ----------   ----------   ----------    ----------     ----------     ----------

Balance as of July 31, 2002                        18,036,000            2           78            --            (74)             6

Contribution of capital                                    --           --           15            --             --             15
Net loss                                                   --           --           --            --            (31)           (31)
                                                   ----------   ----------   ----------    ----------     ----------     ----------

Balance as of July 31, 2003                        18,036,000            2           93            --           (105)           (10)

Stock issued for cash related to PPM1, net of
   $ 176 of cash issuance expenses                  1,767,200        *) --        2,033            --             --          2,033
Stock issued for cash related to PPM2,net of $
   517 of cash issuance expenses                    3,142,858            1        4,983            --             --          4,984
Stock based compensation related to warrants
   granted to service providers                            --           --       11,429            --             --         11,429
Amortization of stock based compensation related
   to options granted to employees and directors           --           --        1,130            --             --          1,130
Compensation related to stock granted to service
   providers and to employees                       3,067,090        *) --        7,366            --             --          7,366
Deferred stock based compensation                          --           --          163          (163)            --             --
Exercise of options                                 1,543,766        *) --           --            --             --          *) --
Net loss                                                   --           --           --            --        (22,529)       (22,529)
                                                   ----------   ----------   ----------    ----------     ----------     ----------

Balance as of July 31, 2004                        27,556,914            3       27,197          (163)       (22,634)         4,403

Deferred stock based compensation                          --           --         (133)          133             --             --
Stock based compensation related to Warrants
   granted to Yeda and to service providers                --           --        1,887            --             --          1,887
Amortization of stock based compensation related
   to options granted to employees and directors           --           --          170            --             --            170
Exercise of options                                    25,200        *) --           --            --             --
Net loss                                                   --           --           --            --         (3,689)        (3,689)
                                                   ----------   ----------   ----------    ----------     ----------     ----------

Balance as of April 30, 2005 (unaudited)           27,582,114   $        3   $   29,121    $      (30)    $  (26,323)    $    2,771
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                                       From May 31,
                                                                          Nine months ended                          2000 (inception
                                                                              April 30,               Year ended      date) through
                                                                    -----------------------------       July 31,         April 30,
                                                                        2005             2004             2004             2005
                                                                    ------------     ------------     ------------     ------------
                                                                               Unaudited                                 Unaudited
                                                                    -----------------------------                      ------------
Cash flows from operating activities:
   Net loss                                                         $     (3,689)    $    (27,612)    $    (22,529)    $    (26,323)
   Adjustments required to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                                            11               --                3               14
      Expenses related to warrants granted to Yeda and
         to service providers                                                 14           16,059           11,429           11,443
      Expenses related to options granted to employees
         and directors                                                        63            2,520            1,130            1,193
      Expenses related to shares and warrants granted
         to service providers and compensation to investors                1,980            7,366            7,366            9,346
      Increase in prepaid expenses and other current assets                  (66)            (183)            (237)            (303)
      Increase (decrease) in trade payables                                  (15)              --               21                6
      Increase in accounts payable and accrued expenses                        6              277              503              509
      Increase in accrued severance pay, net                                   1                9                4                5
                                                                    ------------     ------------     ------------     ------------

Net cash used in continuing operating activities                          (1,695)          (1,564)          (2,310)          (4,110)
Net cash provided by (used in) discontinued operating activities              --              (15)             (15)              75
                                                                    ------------     ------------     ------------     ------------

Total net cash used in operating activities                               (1,695)          (1,579)          (2,325)          (4,035)
                                                                    ------------     ------------     ------------     ------------

Cash flows from investing activities:
   Sales of property and equipment                                             9               --               --                9
   Purchase of property and equipment                                         (6)             (31)             (41)             (47)
                                                                    ------------     ------------     ------------     ------------

Net cash provided by (used in) continuing investing activities                 3              (31)             (41)             (38)
Net cash used in discontinued investing activities                            --               --               --              (15)
                                                                    ------------     ------------     ------------     ------------

Total net cash provided by (used in) investing activities                      3              (31)             (41)             (53)
                                                                    ------------     ------------     ------------     ------------

Cash flows from financing activities:
   Issuance of shares and warrants, net                                       --            6,876            7,017            7,017
   Receipts on account of shares                                              --               --               --               --
                                                                    ------------     ------------     ------------     ------------

Net cash provided by continuing financing activities                          --            6,876            7,017            7,017
Net cash provided by discontinued financing activities                        --               --               --               35
                                                                    ------------     ------------     ------------     ------------

Total net cash provided by financing activities                               --            6,876            7,017            7,052
                                                                    ------------     ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents                          (1,692)           5,266            4,651            2,964
Cash and cash equivalents at beginning of period                           4,656                5                5               --
                                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents at end of period                          $      2,964     $      5,271     $      4,656     $      2,964
                                                                    ============     ============     ============     ============

Non-cash financing activity:
   Licenses purchased against notes payable                         $         --     $         --     $         --     $         28
                                                                    ============     ============     ============     ============

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

b. The accompanying unaudited interim consolidated financial statements have been prepared as of April 30, 2005 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2005.

      On October 8, 2003, the Company entered into a research and license agreement with Yeda Research and Development Company Limited ("Yeda"), according to which Yeda provided the Company with a worldwide exclusive license to develop, manufacture and sell Yeda's tissue transplant technologies. Yeda is entitled to cancel the agreement under certain conditions determined in the agreement (see Note 2). The Company currently bases its entire operations on the license provided from Yeda. Should Yeda terminate the agreement with the Company, the Company will not be able to continue its current research operations.

c.    Going concern considerations:

      1. The Company's ability to continue to operate as a going concern is dependent on its ability to maintain its key technology license (see
            Note 2), and to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

            In the event the Company will lose its key technology license, and is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, in the event that new financing is not obtained, the Company will likely reduce general and administrative expenses and delay development projects until it is able to obtain sufficient financing.

            There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On February 24, 2005, the Company and Yeda came to an agreement regarding the terms of the warrants. The warrants were issued in March 2005.

The Company has obtained Yeda's approval for the deferral of the submission of its development program in accordance with the agreement until September 2005.

Since the license is used for research and development activities and no alternative use exists for the license, the cost of the license was recorded as research and development expenses at the amount of $ 670 and $ 156 for the year ended July 31, 2004 and the nine months ended April 30, 2004, respectively. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 1,558,896 shares of Common stock.

Prior to the actual issuance of the warrants, the value of the warrants for recording the research and development expenses was re-measured at each reporting period based on the number of shares underlying the warrants as of each reporting period with the entire change in the fair value of the underlying shares reported in research and development expenses.

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

The Company shall also pay Yeda the following: (i) with regard to the first year of the research period commencing on April 9, 2003, an amount of $ 900; (ii) with regard to the second year and third year of research, an annual amount which shall be not less than $ 900 and not more than $ 1,000, to be determined by mutual agreement of the parties no later than 30 days prior to the commencement of the relevant year. The amounts are paid in four equal quarterly non-refundable installments, payable in advance at the beginning of each three-month period during such year. If the parties fail to reach an agreement within the time frame referred to above regarding the amount of the research budget payable for the second and third year of the research period, then the research budget for such year shall be $ 900 and Yeda shall procure for the Company the performance of research for such reduced amount.

In July 2004, the Company signed a first addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 900 in respect of the second year of the research period. As of the financial statements date no addendum was signed in regard to the third year.

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

a. The significant accounting policies applied in the consolidated financial statements as of April 30, 2005, are consistent with those applied in the consolidated financial statements as of July 31, 2004.

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

      Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and has been determined assuming the Company had accounted for its employee share options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the nine months ended April 30, 2005: weighted average volatility of 133%, risk-free interest rates of 3.47%, dividend yields of 0% and a weighted-average expected life of the options of five years. The nine months ended April 30, 2004: weighted average volatility of 127%, risk-free interest rates of 2.72%, dividend yields of 0% and a weighted-average expected life of the options of five years.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                         Nine months ended
                                                                             April 30,
                                                                      -----------------------
                                                                        2005           2004
                                                                      --------       --------
      Net loss as reported                                            $  3,689       $ 27,612

      Deduct: share-based employee compensation expense
         included in reported net loss in accordance with APB-25          (170)        (2,520)
      Add: stock-based employee compensation expense
         determined under fair value method                                719            750
                                                                      --------       --------

      Pro forma net loss                                              $  4,238       $ 25,842
                                                                      ========       ========

      Pro forma net loss per share (basic and diluted)                $   0.15       $   1.28
                                                                      ========       ========

      Net loss per share (basic and diluted) as reported              $   0.13       $   1.37
                                                                      ========       ========

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.    Impact of recently issued accounting standards:

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB 25, and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new Standard will be effective for the Company in the first interim period beginning after August 1, 2006.

      As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company result of operations, although it will have no impact on the Company overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 3b to the consolidated financial statements.

NOTE 4:- COMMITMENTS AND CONTINGENCIES

a. On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO shall be entitled to payments totaling approximately $ 78 upon termination of employment with the Company.

      On December 21, 2004, a claim against the Company was submitted to the Israeli labor court by the Former CEO for a payment of $ 125 in respect of payments allegedly due to her. The Company's management and its legal advisors are of the opinion that the Company has good defense arguments against the claim.

      As of April 30, 2005, a provision in the amount of $ 100, in respect of net salary expenses was recorded in operating expenses, in respect of the Former CEO.

      The Company has filed an answer against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has reasonable good assertion in its counter claim.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 4:- COMMITMENTS AND CONTINGENCIES (Cont.)

      The Company filed a counter claim against its Former CEO in the amount of approximately NIS 9,405 thousand ($ 2,150 as of April 30, 2005).

      On June 5, 2005, the former CEO submitted to the Company a third party notice by which the Company was informed that the former CEO was the beneficiary of 397,000 shares of Common Stock, $0.0001 par value issued to service providers on January 15, 2004 for services. The fair value of the shares in the amount of $ 834 was recorded as general and administrative expenses at the grant date.

b. On September 7, 2004, certain shareholders addressed in a letter to the Company demanding the Former CEO to repay the Company the amount of $ 1,074 (which is the market value of the shares, that the Company issued as a result of the Former CEO's cashless exercise which were sold by the Former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO pay the Company compensation in the amount of $ 645 for damages. Although the letter was addressed to the Company, management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company and its legal advisors deny the assertions that may imply liability of the Company and as a result, no provision was recorded in the financial statements.

c. On November 4, 2004, the Company's Board of Directors decided to demand the Former CEO to repay the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the Israeli tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the income tax authorities, the Company recorded a liability in the amount of $ 269 for the amount that the Company will probably have to pay the Israeli tax authorities. The corresponding receivable from the Former CEO totaling $ 269 was recorded and fully provided for as a doubtful account as of July 31, 2004.

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

c. In February 2005, the Company's Board of Directors decided to grant a director, 270,540 options to purchase 270,540 shares of Common stock at an exercise price of $ 0.31 per share. The options vest over a period of two years commencing March 15, 2005.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 5:- STOCK CAPITAL (Cont.)

d. On March 18, 2004, the Company sold 3,142,858 units at a price per unit of $ 1.75. Each unit consists of one Common share and three Common stock purchase warrants exercisable at a price range of $ 3.75-$ 6.00 per share. In order to settle a dispute with the investors, on March, 2005 the Company entered into a Settlement Agreement in which it amended the terms of the private offering as follows:

      The Company reduced the exercise price of each of the Class A, Class B and Class C Common Stock Purchase Warrants to $ 0.50.

      The Company extended the period over which Class A Common Stock Purchase Warrants can be exercised from one year from March 2004 to one year from the effective date of the Form SB-2, to be filed. The period over which Class B Common Stock Purchase Warrants and Class C Common Stock Purchase Warrants remained the same and they are exercisable until one year and two years after March 18, 2004, respectively.

      In addition the Company issued Class D Common Stock Purchase Warrants to purchase an aggregate of 6,285,716 shares of Common stock. The Class D Common Stock Purchase Warrants are exercisable for a period of one year from the effective date of the Form SB-2 at an exercise price of $ 0.15 per share. The Company recorded general and administration expenses in the amount of $ 1,980, in respect of the settlement agreement.

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

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. We have obtained Yeda's approval for the deferral of the submission of the development program until September 2005. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

      o     $50,000 per year commencing on April 9, 2006;

      o 4% of net sales of all products covered by the Research and License Agreement;

      o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

      o 16% of all sublicense fees for all agreements entered into after such one year period.

Results of Operations for the Nine Months Ended April 30, 2005 Compared to the Nine Months Ended April 30, 2004

Revenues and Cost of Goods Sold

The Company is in its development stage therefore has no revenues and cost of goods sold.

Operating Expenses

Operating expenses for nine months ending April 30, 2005 amounted to $3,720,000 compared to $27,619,000 for nine months ended April 30, 2004. This decrease is attributed mainly to options and warrants granted to employees, service providers and consultants totaling $25,945,000 in nine months ended April 30, 2004 as compared to $2,057,000 during nine months ended April 30, 2005.

The R&D expenses for nine months ended April 30, 2005 amounted to $946,000 compared to $17,808,000 during nine months ended April 30, 2004. This decrease is attributed to options and warrants expenses related to the issuance of options and warrants to Yeda, Professor Yair Reisner of the Department of Immunology and his fellow scientists Dr. Dekel and Dr. Passwel, the Company advisory board and the Company employees. These issuance resulted in an expense of $14,000 for nine months ended April 30, 2005 compared to an expense of $16,648,000 for nine months ended April 30, 2004.

The Company's general and administrative expenses decreased to $2,724,000 for nine months ended April 30, 2005 from $9,811,000 in nine months ending April 30, 2004. The decrease in general and administrative expenses is attributed to a decrease in costs related to warrants and shares granted to service providers and to employees and directors which was $2,043,000 for nine months ended April 30, 2005 and $9,297,000 for period ended April 30, 2004. On March 16, 2005, the
Company entered into a Settlement Agreement in which it amended the terms of the private offering that closed on March 18, 2004, in which the Company received gross proceeds in the amount of $5,500,000. The Company recorded an expense of $1,980,000 in relation with the March 2005 Settlement Agreement.

Financial Income

The Company has financial income in the amount of $48,000 for nine months ended April 30, 2005 compared to an expense of $6,000 for nine months ended April 30, 2004. The Company invests its funds in risk less deposits that bear interest rates of approximately 2% per annum.

Taxes on Income

The Company has a tax expense amounting to $17,000 resulting from tax liability of its wholly owned subsidiary Tissera Ltd.

The Company has an agreement with its subsidiary to which it will provide services related to the Company Research and Development activities. The Company will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in its subsidiary.

(Loss) from discontinued operations of a segment of a business

As a result of the disposal of its activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels the Company had income of $13,000 in nine months ended April 30, 2004. Such activity did not exist in nine months ended April 30, 2005.

Net loss

As a result of the above, the Company incurred a net loss of $3,689,000 for nine months ending April 30, 2005, as compared to a net loss of $27,612,000 for nine months ending April 30, 2004.

Liquidity and Capital Resources

The Company's cash and cash equivalents were $2,964,000 as of April 30, 2005, compared to $4,656,000 as of July 30, 2004. The decrease is attributed to funds used in financing the Company's development activities and the overhead related to it. The Company has a working capital of $2,752,000 as of April 30, 2005, compared to $4,369,000 as of July 30, 2004. The Company plans to continue to finance its operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that the Company will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of its planned products.

Item 3. Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

Historically, our disclosure controls and procedures and internal controls contained material weaknesses as they were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act and the appropriate internal control procedures and checklists were not in place. Accordingly, during the quarter ended April 30, 2005, the Company reorganized its executive personnel to address these issues including the engagement of a consulting company to serve as an internal controller and has developed procedures, forms, and reporting packages to address these deficiencies.

Except as noted above, there was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

      From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

      o On July 19, 2004, an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming that it was a victim of the Company's misconduct. The letter was subsequently withdrawn on July 29, 2004. We entered a settlement agreement with this investor in March 2005.

      o On September 30, 2004, an investor which participated in the Company's private placement of securities in March 2004, sent a letter to the Company claiming that it was prepared to bring claims in the United States District Court for the Southern District of New York if compromise negotiations were not commenced and concluded without delay. We entered a settlement agreement with this investor in March 2005.

      o The Company received a demand from a broker in relation to the Company's capital raising to receive $30,000 as a fee. On February 14, 2005, the Company Board of Directors has agreed to pay $10,000 to the broker in settlement of all claims. The payment was made on February 18, 2005 and all claims against the Company by the broker were withdrawn.

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

      o On December 23, 2004, Dr. Vicki Rabenou, the Company's former CEO, filed civil claim no. 10858/04 in Israel against the Company claiming payment of NIS 564,140 (approximately $128,000) allegedly owed to her pursuant to the terms of her employment agreement. A provision in the amount of $100,000, was recorded in operating expenses in accordance with common accounting procedures, in respect of the former CEO's claim. The Company intends to vigorously defend against Dr. Rabenou's claim and to commence a countersuit against Dr. Rabenou for sums owed to the Company by Dr. Rabenou. The Company has filed a letter of defense against this claim and filed a counterclaim against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,150,000). Further, on January 15, 2004, Dr. Rabenou, in her capacity as the Company's then-CEO, presented a proposal to the Board of Directors (the "Board") of the Company that the Company issue a total of 2,677,000 shares of the Company to a number of specified entities and individuals in consideration for their respective services to the Company. The proposed share issuance was approved by the Board based on Dr. Rabenou's recommendation. One of the entities to which Company shares were issued was a company named BioGreen Ltd. ("BioGreen"), which was issued 397,000 shares (the "BioGreen Shares"). After Dr. Rabenou resigned, the Company commenced a diligent review of all corporate actions taken while Dr. Rabenou served as the CEO of the Company. In connection with such review, management was unable to track and identity the services BioGreen Ltd. had provided to the Company, due to the fact that the former CEO did not reply satisfactory to the inquires made by the Company. As stated above, the Company has filed a counter claim in Israel against Dr. Rabenou, which, among other things, is seeking indemnity for the issuance of the 397,000 shares for which Dr. Rabenou has refused to provide an explanation. In response to the Company's claim, Dr. Rabenou has filed a reply brief in which she asserted that she assigned her right to the BioGreen Shares to an offshore Company incorporated in the Bahamas (BioGreen). None of these facts alleged by Dr. Rabenou in her reply brief were disclosed by Dr. Rabenou to the Board of the Company on or around January 15, 2004, when the Board authorized the issuance of the BioGreen Shares to BioGreen. The Company is evaluating the legal implications of the above described issuance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,

See Item 5 below.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

To obtain funding for our ongoing operations, pursuant to an offering conducted under Rule 506 of Regulation D, as promulgated under the Securities Act of 1933, we sold units to accredited investors in a private offering. We closed the private offering on March 18, 2004, in which we received gross proceeds in the amount of $5,500,000. In connection with this private offering, each investor received one share of common stock, one Class A Common Stock Purchase Warrant exercisable at $3.75 per share, one Class B Common Stock Purchase Warrant exercisable at $4.50 per share and one Class C Common Stock Purchase Warrant exercisable at $6.00 per share for every $1.75 invested. On March 16, 2005, we entered into a Settlement Agreement whereby we amended the terms of the common stock purchase warrants including a reduction of the exercise price of each of the common stock purchase warrants and the extension of the term of the Class A Common Stock Purchase Warrants. The current exercise price for each of the Class A, Class B and Class C Common Stock Purchase Warrants is $0.50. The term of the Class A Common Stock Purchase Warrant, as amended, is one year from the effective date of this prospectus. The Class B Common Stock Purchase Warrants and the Class C Common Stock Purchase Warrants are exercisable until March 18, 2006 and March 18, 2007, respectively. In addition, in connection with the Settlement Agreement, we issued two Class D Common Stock Purchase Warrants for every share of common stock purchased resulting in the issuance of Class D Common Stock Purchase Warrants to purchase an aggregate of 6,285,716 shares of common stock. The Class D Common Stock Purchase Warrants are exercisable for a period of one year from the effective date of this prospectus at an exercise price of $0.15 per share. We are registering the shares of common stock issuable upon exercise of the Class A Common Stock Purchase Warrants and the Class D Common Stock Purchase Warrants.

Item 6. Exhibits

(a)   Exhibit     Description

      10.1 Settlement Agreement dated March 16, 2005 entered by and between the Company and the Investors that participated in the March 2004 Private Placement.

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

                                        TISSERA, INC.


Dated: June 24, 2005                    By: /s/Amos Eiran
                                            -------------
                                            Amos Eiran
                                            Acting Chief Executive Officer


Dated: June 24, 2005                    By: /s/Alex Werber
                                            --------------
                                            Alex Werber
                                            Chief Financial Officer