Form 10KSB
period 2005-07-31
TISSERA INC
filed 2005-10-28
CIK 1122573

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                    For the fiscal year ended July 31, 2005.

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

                                  TISSERA, INC.
             (Exact name of registrant as specified in its charter)

                                Bert Logic, Inc.
                           (Former Name of Registrant)
                                    0-32801

          Washington                0-32801                91-2034750
(State or other jurisdiction of    (Commission          (I.R.S. employer
incorporation or organization)      File No.)          identification no.)


                Amos Eiran, Chairman of the Board and Acting CEO
                              Herzlia Business Park
                             8 Maskit St., 4th floor
                                     Herzlia
                                  46733 Israel
                                 +972-9-9561151
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

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

The issuer's had no total revenues for the year ended July 31, 2005.

At July 31, 2005, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 27,582,114.

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business............................................   3

Item 2.  Description of Property............................................   6

Item 3.  Legal Proceedings..................................................   6

Item 4.  Submission Of Matters To A Vote Of Security Holders................   8


                                    PART II

Item 5.  Market For Common Equity And Related Stockholder Matters...........   9

Item 6.  Management's Discussion And Analysis Of Financial Condition,
Changes In Financial Condition And Results Of Operations....................   9

Item 7.  Financial Statements...............................................  12

Item 8.  Changes And Disagreements With Accountants On Accounting
And Financial Disclosure....................................................  13

Item 8A. Controls and Procedures............................................  13

Item 8B. Other Information..................................................  13
                                    PART III

Item 9.  Directors, Executive Officers, Promoters And Control Persons;
Compliance With Section 16(A) Of The Exchange Act...........................  14

Item 10. Executive  Compensation ...........................................  15

Item 11. Security Ownership Of Certain Beneficial Owners And Management.....  16

Item 12. Certain  Relationships  And  Related  Transactions.................  17

Item 13. Exhibits...........................................................  19

Item 14. Principal Accountant Fees and Services.............................  19


                 [This Space Has Been Intentionally Left Blank]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

Tissera, Inc. (the "Company") was incorporated under the laws of the State of Washington on May 31, 2000 as Bert Logic, Inc. Our Internet address is www.tissera.com.

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

On October 8, 2003, the Company entered into a research and license agreement (the "Research Agreement") with Yeda Research and Development Company Limited ("Yeda"), described in greater detail below.

On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc."

On October 27, 2003 the Company incorporated a wholly-owned subsidiary in Israel, Tissera Ltd.

General

We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach involves harvesting embryonic mammalian tissue at the most appropriate stages after stem cells have committed to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal windows for embryonic tissue transplantation have been defined by Prof. Reisner's lab at the Weizman Institute. We entered into a Research and License Agreement with Yeda, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. Pursuant to the Company's agreement with Yeda, Yeda provided the Company with a worldwide, exclusive license to develop, manufacture and sell products for solid organ transplantation from embryonic tissue based on research conducted under the supervision of Professor Reisner of the Department of Immunology of the Weizmann Institute of Science. The license shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or
(ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

For the year ended July 31, 2005, we did not generate revenues and generated net losses of $3,983,000 as compared to no revenue and net losses in the amount of $22,529,000 for the year ended July 31, 2004.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure. Our former line of business was selling bit error testers. Our license in connection with bit error testers expired in May 2004.

Organ Transplantation

General

Yeda is the commercial arm of the Weizmann Institute of Science. The Yeda Research Agreement provides the Company with the license to market and sell products for solid organ transplantation from embryonic tissue based on research conducted at the Weizmann Institute of Science under the supervision of Prof. Reisner in accordance with the Research Agreement. The Company intends to market and sell products for solid organ transplantation from embryonic tissue based on research conducted by Prof. Reisner's lab at the Weizmann Institute of Science. The Company believes this technology will provide effective alternatives to current kidney, liver and pancreas transplants and provide therapies for a number of unmet medical needs in large markets. Yeda has filed several patent applications with the United States Patent and Trademark Office in accordance with the Research Agreement.

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

On October 8, 2003, we entered into a Research and License Agreement (the "Research Agreement") with Yeda. The agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric and other tissues. The License granted to us shall expire in each country with respect to each product at the later of the following:

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

As part of the Research and License Agreement, on February 24,2005, the Company agreed to issue to Yeda the following:

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

      o     October 7, 2013.

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

      o with regard to the second year of research we paid an amount of US $900,000 of which $225,000 was paid on April 23, 2004; $225,000 was paid on July 8, 2004; $225,000 was paid on October 8, 2004; and $225,000 was paid on January 10, 2005; and

      o with regard to the third year of the research period, we will pay an amount of US $900,000 per year, in four equal three monthly non-refundable installments, payable in advance at the beginning of each three month period during such year, according to a second addendum providing for the third year of research which has been signed by both parties. With the regard of the third year of research an amount of $225,000 was paid on April 18, 2005; $225,000 was paid on July 11, 2005.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. The company has applied to Yeda for the deferral of the submission of this program to September 2005, and Yeda has given its consent for the deferral. The September 2005 product development plan has been submitted to Yeda. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

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

Dr. Marc Hammerman at the Washington University in St. Louis has been active in developing kidney disease therapies based on transplanted embryonic kidney-precursor cells and has been granted a patent, titled "Chimeric Kidney", by the US Patent and Trademark Office in connection with this research. A British company, Intercytex Ltd., has licensed this technology and is sponsoring research in Dr. Hammerman's laboratory. This same company has also filed a related PCT application titled "Kidney Formation". In addition, Dr. Hammerman has been active in developing diabetes mellitus therapies based on transplanted embryonic endocrine pancreas-precursor tissues and has filed a US patent application, titled "Chimeric Pancreas", in connection with this research. As it was felt by us that the above-mentioned patent and patent applications might have a negative impact on our potential to develop our products, we have commissioned an expert legal opinion on the matter from a leading office of patent attorneys. This opinion has been delivered to us, and on its basis, we now do not believe that either Dr. Hammerman's patent and patent application or Intercytex' patent application should restrict Tissera's freedom to implement its pancreatic and/or kidney product development.

We believe, based on information currently available to us, that Dr. Hammerman's research will not impact our liver, spleen and other organ applications.

Employees

We currently only have three officers and no day to day employees. Mr. Amos Eiran serves as Chairman of the Board and Acting CEO, Mr. Alex Werber serves as our Chief Financial officer and Dr. Uri Elmaleh serves as our V.P. of Medical and Regulatory Affairs. We currently use consultants, attorneys and accountants as necessary. If we hire employees a portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered at 8 Maskit St. 4th floor, Herzlia Israel where we occupy 1,000 square feet of office space. We believe that this facility is generally suitable and adequate to accommodate our current operations and that such facility is adequately insured.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

      o On July 19, 2004, an investor who participated in the Company's private placement of securities in March 2004, sent a letter to us claiming that it was a victim of the Company's misconduct. The letter was subsequently withdrawn on July 29, 2004;

      o On September 30, 2004, an investor who participated in the Company's private placement of securities in March 2004, sent a letter to the Company asserting the intention to bring a claim against the Company in the United States District Court for the Southern District of New York in the event that the Company did not reach an appropriate compromise The Company entered into a settlement agreement with this investor in March 2005 setting forth a final resolution to such issues;

      o On September 7, 2004, certain shareholders demanded that Dr. Vicki Rabenou, the former Chief Executive Officer of the Company, repay the Company an amount totalling $1,074,000 (which is the value of the shares, that the Company issued as a result of Dr. Rabenou's cashless exercise of Dr. Rabenou's options, at the date of exercise thereof, and which were sold by Dr. Rabenou), claiming that Dr. Rabenou's exercise of the options was executed before the end of the vesting period. In addition, the above shareholders demanded that Dr. Rabenou compensate the Company in the amount of $645,000 for damages suffered pursuant to such exercise. The Company denies all elements of Dr. Rabenou's assertions regarding the Company's responsibility or liability with respect to the matter set forth above, and, as a result, no provision regarding the defrayal of such matters was recorded in the Company's financial statements; and

      o On December 21, 2004, Dr. Rabenou, filed civil claim no. 10858/04 in the District Labor Court located in Tel Aviv Israel against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $125,000) pursuant to the terms of her employment agreement. The Company recorded an expense in its operating expenses in the amount of $100,000, in respect of Dr. Rabenou's claim. Notwithstanding such recordation, the Company intends to vigorously contest Dr. Rabenou's claim. In addition to the Company's defense against such claim, the Company, has commenced a countersuit against Dr. Rabenou for sums that the Company believes to be owed to the Company by Dr. Rabenou for certain actions, described below, taken by Dr. Rabenou during the course of her tenure as CEO. The Company has, to this end, both filed a motion against Dr. Rabenou's claim, with the District Labor Court, and filed a counterclaim against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,078,000) in such court. The bulk of the Company's claims against Dr. Rabenou concern the actions taken by Dr. Rabenou on January 15, 2004, when Dr. Rabenou, in her former capacity as our CEO, presented a proposal to the Company's Board of Directors to issue a total of 2,677,000 shares in the Company to a number of specified entities and individuals set forth in such proposal, in consideration for the performance of certain services by such entities. The proposed share issuance was approved by the Board of Directors based on Dr. Rabenou's recommendation as to its propriety. One of the entities to which shares were issued pursuant to this meeting was a company named BioGreen Ltd. ("BioGreen"), which was issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense in the amount of $833,700. After Dr. Rabenou resigned, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure as CEO. During the course such review, Company management determined that it was unable to track and properly identity the services that BioGreen had provided to the Company. Dr. Rabenou did not cooperate with the Company's efforts to identify such services; and the Company believes that its inability to determine the scope of BioGreen's services was derived from Dr. Rabenou's failure in such respect. In fact, the Company contacted Dr. Rabenou several times seeking information and answers concerning BioGreen, both directly and through its auditors and lawyers, to no avail. Dr. Rabenou refused to answer or to offer any explanations on this matter. As a result of the damages that the Company believes that it incurred pursuant to such lapse, the Company filed a counter claim in the Tel Aviv Labor Court against Dr. Rabenou, seeking compensation for damages derived from the BioGreen Share issuance. Dr. Rabenou has refused to provide an explanation for her actions. In response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas. The Company believes that such unnamed entity is BioGreen. None of the defenses or mitigating factors alleged by Dr. Rabenou in her reply brief were disclosed by Dr. Rabenou to the Board of Directors during the Board of Directors' meeting, held on or around January 15, 2004, wherein the Board of Directors authorized the BioGreen Share issuance. The Company initially set forth the above allegations within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of the Form 10-QSB, we were contacted by Dr. Rabenou's legal counsel claiming that the Company's statements regarding Dr. Rabenou in its Form 10-QSB were libelous towards D. Rabenou, threatening legal action if such statements were not withdrawn, and, to such end, claiming damages of approximately $23,000 related to such alleged libel. The Company vehemently disputes the analysis of Dr. Rabenou's legal counsel, believes that any claims for compensation in such respect are baseless, and has no intention to revoke any of its statements regarding its relationship with Dr. Rabenou from its Form 10-QSB. The Company is evaluating and intends to continue its evaluation of all legal implications related to or derived from its relationship with Dr. Rabenou.

      o The Company believes that Dr. Rabenou owes the Company an amount exceeding NIS300,000 (approximately $66,666) in respect of unreturned computer equipment of the Company, unsubstantiated expenses, and unauthorized automobile expenses.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the forth quarter ended 2005, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "TSSR". The Company's common stock was traded on the OTC Bulletin Board under the symbol "BRTL". The Company's common stock began trading on August 27, 2002.

The table below sets forth the high and low sales prices for the Company's common stock for the relevant calendar quarters of 2004 and 2005. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year       Quarter       High        Low
----       -------       ----        ---
2004       First         $8.90       $1.44
2004       Second        $3.00       $1.44
2004       Third         $8.90       $1.56
2004       Fourth        $3.44       $0.40
2005       First         $0.48       $0.26
2005       Second        $0.47       $0.28
2005       Third         $0.38       $0.18
2005       Fourth        $0.28       $0.15
2006       First*        $0.26       $0.14

*Up to September 30, 2005

b) Holders

As of October 6, 2005, there were approximately 62 shareholders of record holding a total of 27,582,114 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Overview

We were incorporated under the laws of the State of Washington on May 31, 2000. We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach involves harvesting embryonic mammalian tissue at the earliest stage at which stem cells commit to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal window for embryonic tissue transplantation was defined by Prof. Reisner's lab at the Weizman Institute. We entered into a Research and License Agreement with Yeda, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Reisner of the Department of Immunology. We have a world wide license that shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure. Our former line of business was selling bit error testers. Our license in connection with bit error testers expired in May 2004.

Research and License Agreement

On October 8, 2003, we entered into a Research and License Agreement (the "Research Agreement") with Yeda. The agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric and other tissues. The License granted to us shall expire in each country with respect to each product at the later of the following:

      o the expiration of the patents covering such product in the country of sale; or

      o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

In addition, Yeda may terminate the Research and License Agreement if we are in breach thereof and Yeda may, at its option, terminate the Research and License Agreement, in whole or in part, or make it non-exclusive if we fail to reach certain commercialization and development goals as set out in the Research and License Agreement. Yeda is entitled to unilaterally amend the license so that it is non-exclusive or terminate the license in the event that we fail to achieve commercialization of at least one product within certain time limits, fail to commence various phases of clinical trials within certain time limits or fail to sell a product after certain milestones. Further, if we contest the validity of the patents, Yeda may terminate the license. In the event that Yeda would like to pursue sponsored research with respect to, or the commercialization of, a given product that would otherwise be subject to the Research and License Agreement that we have not already commenced developing, then Yeda may provide us with notice of its intention. Upon receipt of such notice, we will then have three months to submit a product development program. If we do not submit such program, the license will be terminated with respect to said given product. As part of the Research and License Agreement, on February 24, 2005, the Company agreed to issue to Yeda the following:

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

      o     October 7, 2013.

We also agreed to pay or have paid to Yeda the following:

      o with regard to the first year of the research period (commencing on April 9, 2003), we paid the amount of US $450,000 of which a non-refundable installment of US $450,000 was paid on December 23, 2003. This amount is in addition to the $450,000 paid to Yeda in connection with researched performed by Yeda during the first year;

      o with regard to the second year of research we paid an amount of US $900,000 of which $225,000 was paid on April 23, 2004; $225,000 was paid on July 8, 2004; $225,000 was paid on October 8, 2004; and $225,000 was paid on January 10, 2005; and

      o with regard to the third year of the research period, we will pay an amount of US $900,000 per year, in four equal three monthly non-refundable installments, payable in advance at the beginning of each three month period during such year, according to a second addendum providing for the third year of research which has been signed by both parties. With the regard of the third year of research an amount of $225,000 was paid on April 18, 2005; $225,000 was paid on July 11, 2005.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. The company has applied to Yeda for the deferral of the submission of this program to September 2005, and Yeda has given its consent for the deferral. The September 2005 product development plan has been submitted to Yeda. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

      o     $50,000 per year commencing on April 9, 2006;

      o 4% of net sales of all products covered by the Research and License Agreement;

      o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

      o 16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JULY 31, 2005 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2004

REVENUES AND COSTS OF GOODS SOLD

We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses from continuing operations for the year ending July 31, 2005 amount to $4,036,000, as compared to $22,521,000 for the year ended July 31, 2004. This decrease is attributed mainly to options and warrants granted to employees, service providers and consultants totaling $19,925,000 in the year ended July 31, 2004 as compared to $1,794,000 during the year ended July 31, 2005.

The R&D expenses for the year ended July 31, 2005 amounted to $1,296,000 compared to $13,039,000 during the year ended July 31, 2004. This decrease is attributed to options and warrants expenses related to Yeda, Professor Reisner and his fellow scientists Dr. Beni Dekel and Dr. Justen Passwel, the Company advisory board and the Company employees who created an expense of $14,000 for the year ended July 31, 2005 compared to an expense of $11,579,000 for the year ended July 31, 2004.

Our general and administrative expenses decrease to $2,740,000 for the year ended July 31, 2005 from $9,482,000 for the year ending July 31, 2004. The decrease in general and administrative expenses is attributed to a decrease in costs related to warrants and shares granted to service providers and to employees and directors which was $1,780,000 for the year ended July 31, 2005 and $8,346,000 for year ended July 31, 2004. On March 16, 2005, the Company entered into a Settlement Agreement in which it amended the terms of the private offering from March 18, 2004, in which the Company received gross proceeds in the amount of $5,500,000. The Company recorded an expense of $1,980,000 in relation with the Settlement Agreement.

FINANCIAL INCOME

We had net financial income in the amount of $68,000 for the year ended July 31, 2005 compared to net financial income of $2,000 for the year ended July 31, 2004. This is primarily a result from interest income on the funds raised on March 2004 privet placement. The Company has invests its funds in bank deposits that bear interest rates of approximately 2.0% per annum.

TAXES ON INCOME

Taxes on Income

We had a tax expense amounting to $15,000 resulting from tax liability of our wholly owned subsidiary Tissera Ltd.

Our company has an agreement with our subsidiary to which it will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in our subsidiary.

(Loss) from discontinued operations of a segment of a business

As a result of the disposal of our activities related to selling a bit error rate tester, used for the integrity and reliability of communication channels we had income of $13,000 for the year ended July 31, 2004. Such activity did not exist in the year ended July 31, 2005.

NET LOSS

As a result of the above, we incurred a net loss of $3,983,000 for the year ending July 31, 2005, as compared to a net loss of $22,529,000 for the year ending July 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $2,603,000 as of July 31, 2005, compared to $4,656,000 as of July 31, 2004. The decrease in Cash and Cash equivalents is attributed to the Company's need to finance its development activities using its cash and cash equivalents. We had a working capital of $2,203,000 as of July 31, 2005, compared to $4,369,000 as of July 31, 2004. We plan to continue to consume cash in our research and development activities by payments of salaries, payments for services received from Yeda and other costs. We also plan to continue finance our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto following the signature page beginning on page F-1.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 12, 2004, the Company Kost, Forer, Gabbay & Kasierer a member of Ernst & Young Global ("E&Y") as its principal independent accountant. The decision to engage E&Y was taken upon the unanimous approval of the Board of Directors of the Company.

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

Manning's opinion in its report on our financial statements for the years ended July 31, 2003 expressed substantial doubt with respect to our ability to continue as a going concern. Manning's report on our financial statements for the years ended July 31, 2003 did not contain any other adverse opinion, disclaimer of opinion, or modification or qualification of opinion.

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

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's directors hold office until the annual meeting of shareholders next held after their election. The officers and directors of the Company as of December 3, 2004 are as follows:

Name                     Age                 Position
----                     ---                 --------
Amos Eiran               68                  Acting Chief Executive Officer and
                                             Chairman of the Board of Directors

Alex Weber               49                  Chief Financial Officer and Chief
                                             Accounting Officer

Robert G. Pico           60                  Director

Uri  Elmaleh             58                  VP Research

Meir Segev               52                  Director

Peretz Shmuel            64                  Director

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

Robert Pico, since joining TranSwith Corporation in 1989, has held several top management positions at TranSwitch, a publicly traded Nasdaq corporation, including director of business operations, vice president of sales and vice president of business development. Mr. Pico is currently the vice president of business development at TranSwitch Corporation. Mr. Pico sits on the board of IC4IC , TeraOP, SOSI and is an advisor for Accordion Networks and Optix Networks. In 1966, Mr. Pico received a BSEE from the University of Hartford, in 1972 he received an MS in Physics from Trinity College and in 1981 he completed the coursework for an MBA from the University of Hartford.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates during fiscal year 2005. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended July 31, 2005, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2003, 2004 and 2005 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                                  SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                                             -------------------------------------------------
                             Annual Compensation                      Awards                 Payouts
                ----------------------------------------------------------------------------------------------
                                                 Other                    Securities
                                                 Annual      Restricted      Under-
Name and                                         compen-       Stock         lying       LTIP     All Other
Principal                Salary        Bonus     sation        Awards       Options/    Payouts    Compen-
Position        Year       ($)          ($)        ($)          ($)         SARs (#)      ($)     sation ($)
--------------------------------------------------------------------------------------------------------------
Vicki Rabenou   2005     125,000          --             --          --          --          --     158,415
                2004     179,000     110,000(1)          --          --   2,042,551          --     868,492(2)
                2003          --          --             --          --          --          --          --

Amos Eiran      2005     162,000          --             --          --   1,500,000          --      20,156
                2004          --          --             --          --          --          --          --
                2003          --          --             --          --          --          --          --

(1) On November 4, 2004, the Board of Directors decided to rescind the Bonus granted to Dr. Rabenou. Dr. Rabenou refused to repay any such amount pursing the Company request.. This amount is included with in the Company claim against Dr.Rabenou.

(2) Represents value of the options granted to Dr. Rabenou.

Compensation of Directors

Mr. Pico and Mr. Segev received warrants to purchase 270,540 shares of common stock each at an exercise price of $1.00.

Mr. Smuel Peretez received warrants to purchase 270,540 shares of common stock at an exercise price of $ 0.31.

Directors who are not employees of the Company are paid $500 for participation in Board meeting and $250 for telephonic attendance as well as annual fee of $8,400.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of October 28, 2005, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

                   Name and Address of                  Amount        Percent of
Title of Class     Beneficial Owner                  of Shares(2)      Class(2)
--------------     ----------------                  ------------      --------
Common Stock       Robert G. Pico**                   148,612(3)            *%
                   3 Field Drive
                   Woodbridge, CT 06525

Common Stock       Alex Werber**                       57,549(4)             *%

Common Stock       Amos Eiran**                       854,795(1)             *%

Common Stock       Meir Segev**                       171,157(3)             *%

Common Stock       Peretz Shmuel**                     56,085                *%

Common Stock       Uri Elmaleh**                      133,717                *%

Common Stock       Sharon Laor                      1,620,000             5.87%
                   27 Alexander Penn
                   Tel Aviv, Israel 69641

Common Stock       Yael Zucker                      1,740,000             6.31%
                   27 Alexander Penn
                   Tel Aviv, Israel 69641

Common Stock       All officers and directors       1,421,913             4.90%
                   as a Group

* Less than 1% of the outstanding common stock.

** Executive officer and/or director. Addresses are c/o Tissera, Inc., Herzlia Business Park, 8 Maskit Street, 4th Floor 46733 Israel.

(1) The Company granted Mr. Eiran warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.30. Executive's rights to exercise the warrants shall vest in 24 equal monthly installments during a period of two years commencing September 7, 2004, of which 854,795 are currently vested.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of October 4, 2005. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on December 3, 2004 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of October 4, 2005, we had 27,582,114 shares of common stock outstanding.

(3) Received a warrant to purchase 270,540 shares of common stock, of which 148,612 are vested for Mr. Pico and 171,157 are vested for Meir Segev.

(4) We granted a warrant to purchase 100,000 shares of common stock to Mr. Werber. Currently, 57,549 shares of common stock have vested in connection with the warrant.

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

Mr. Meir Segev and Mr. Robert G. Pico, our directors, each received 270,540 warrants which vest at the rate of 22,545 shares of common stock every three months during the terms of the warrants. The warrants are exercisable at $1.00 per share..

Mr. Alex Werber, our CFO, was granted 100,000 stock options that are exercisable at $0.30 per share on a cashless basis. The Stock Options vest and become exercisable in 36 equal monthly installments of 2,778. The Stock Options expire
(5) years after the date they granted and become exercisable, but in any case not later than six (6) months after termination of the reporting person's employment. We have an agreement with Mr. Werber which provides that we must pay Mr. Werber a monthly salary equivalent to 30,000 NIS ($6,666) pursuant to Mr. Werber's full time employment with the Company.

We have entered into an employment agreement with Dr. Uri Elmaleh, our Vice President of Medical and Regulatory Affairs. The agreement provides that we must pay him 35,000 shekels per months as well as provide him with a car and phone allowance. We also granted Dr. Elmaleh a warrant to purchase 280,000 shares of common stock at $.30 per share. On May 25, 2004 the Company granted Dr. Elmaleh 10,090 shares in consideration for services rendered.

In March 2004, the Board of Directors authorized the issuance of 280,000 shares of common stock to Mr. Pinny Rabenou. Mr. Rabenou is the brother of Dr. Rabenou. In addition, the Board also authorized the issuance of common stock purchase warrants to purchase 280,000, which the granting of such warrants were contingent upon the entering into a definitive employment agreement with Mr. Rabenou. The issuance was approved by the Board of Directors. However, following the Company's later investigation, the Company discovered that no consulting agreement was ever signed between the Company and Mr. Rabenou, and the Company received what it believes to be only token services from Mr. Rabenou, which, the Company believes, did not justify the largess of such grant. As no definitive employment agreement was entered into, the Board of Directors cancelled the warrants issued to Mr. Rabenou.

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

In consideration for Dr. Rabenou's efforts in obtaining financing for the Company in the amount of $5,500,000 in March 2004, the Board of Directors granted a bonus in the amount of $110,000 to Dr. Rabenou. On November 4, 2004, the Board of Directors decided to cancel a former bonus granted to Dr. Rabenou in March 2004, in the amount of $110,000 and demand the bonus to be repaid, based on the Board of Directors' analysis that the grant of such bonus was not approved by a majority of the Company's shareholders. The Company has submitted a letter to the former CEO demanding that the bonus be repaid. Dr. Rabenou has not responded.

At a special meeting of the Board of Directors of the Company, a majority of the directors of the Company elected to terminate Dr. Rabenou as the Chief Executive Officer of the Company. In addition, Dr. Rabenou has resigned as a director of the Company pursuant to a resignation letter from Dr. Rabenou to the Board of Directors of the Company dated September 20, 2004 (the "Resignation Letter"). In addition, Dr. Rabenou has resigned as a director and Chief Executive Officer of Tissera, Ltd., a wholly-owned subsidiary of the Company, pursuant to the Resignation Letter. Dr. Rabenou's resignation in said capacities was effective on September 20, 2004.

On November 4, 2004, the Company ratified the issuance of warrants to purchase 200,000 shares of common stock at an exercise price of $1.00 to each Prof Abraham Shaked, M.D., Ph.D., Sir Roy York Calne, M.D., F.R.C.P., F.R.C.S and Prof. Shutherland.

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

Mr. Smuel Peretez received warrants to purchase 270,540 shares of common stock at an exercise price of $ 0.31.

ITEM 13. EXHIBITS

Exhibit   Page
No.       No.      Description
---       ---      -----------

3(a)(i)   *        Articles Of Incorporation of Tissera, Inc.
                   (Incorporated by reference filed with the Company's
                   Form SB-2 on November 14, 2000).

3(a)(ii)  *        By-laws of Tissera, Inc.

4         *        Specimen Share of Common Stock

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

10.3      ****     Agreement Between BERT Logic Inc. And Reach
                   Technologies Inc Dated May 31, 2003 amending the
                   Licensing Agreement with Reach Technologies, Inc.
                   dated May 31, 2000

10.4      *****    Agreement Between BERT Logic Inc. And Reach
                   Technologies Inc Dated September 4, 2003 amending the
                   Licensing Agreement with Reach Technologies, Inc.
                   dated May 31, 2000

10.5      ******   Research and License Agreement between Yeda Research
                   and Development Company Limited and Bert Logic Inc.

14.1      ******   Code of Ethics

16.1      ***      Letter on change in certifying accountant.

31.1 Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference filed with the Form SB-2 filed with the Securities and Exchange Commission on November 14, 2000.

** Incorporated by filed with the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2001.

*** Incorporated by reference filed with Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2004.

**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2003.

***** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.

****** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 2003.

****** Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on November 3, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the two years ended July 31, 2005 and 2004 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during that fiscal year were $92,000, and $79,000, respectively.

Audit Related Fees. The Company did not engage auditors to provide any other professional services to the Company during the two fiscal years ended July 31, 2005 and 2004.

All Other Fees. There were no fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal year ended July 31, 2004.

For the fiscal year ended July 31, 2005. $5,000_ was billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees"

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has confirmed that no conflict exists.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2005.

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

Signature                      Title                   Date
---------                      -----                   ----

/s/ Amos Eiran           Acting Chief Executive        October  28, 2005
                         Officer and Chairman of
                         the Board of Directors

/s/ Alex Werber          Chief Financial               October  28, 2005
                         Officer & Chief
                         Accounting Officer

/s/ Robert G. Pico       Director                      October  28, 2005

/s/ Meir Segev           Director                      October  28, 2005

/s/ Peretz Shmuel        Director                      October  28, 2005

                         TISSERA INC. AND ITS SUBSIDIARY
                           (FORMERLY: BERT LOGIC INC.)

                          (A development stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JULY 31, 2005

                                 IN U.S. DOLLARS

                                      INDEX


                                                                           Page
                                                                          ------

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

[ERNST & YOUNG LOGO]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the shareholders of

                                  TISSERA INC.
                           (FORMERLY: BERT LOGIC INC.)
                          (A development stage company)

      We have audited the accompanying consolidated balance sheets of Tissera Inc. (Formerly: Bert Logic Inc.) ("the Company") (a development stage company) and its subsidiary as of July 31, 2005 and 2004, and the related consolidated statements of operations, statements of changes in stockholders' equity and the consolidated statements of cash flows for each of the years then ended and for the period from May 31, 2000 (inception) through July 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of July 31, 2003 and for the period from May 31, 2000 (inception) through July 31, 2003, were audited by other auditors whose report dated September 13, 2003 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from May 31, 2000 (inception) through July 31, 2003 included net loss of $ 105 thousand. Our opinion on the consolidated statements of operations, changes in stockholders' equity and cash flows for the period from May 31, 2000 (inception) through July 31, 2005, insofar as it relates to amounts for prior periods through July 31, 2003, is based solely on the report of other auditors.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of July 31, 2005 and 2004, and the consolidated results of their operations and cash flows for each of the years then ended and for the period from May 31, 2000 (inception) through July 31, 2005, in conformity with U.S. generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1c, the Company is in the development stage and, as such, has incurred recurring operating losses, has generated an accumulated deficit and has a negative cash flow from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

Tel-Aviv, Israel                                  KOST FORER GABBAY & KASIERER
October 28 , 2005                               A Member of Ernst & Young Global

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                July 31,
                                                          --------------------
                                                            2005        2004
                                                          --------    --------
    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  2,603    $  4,656
   Accounts receivable and prepaid expenses (Note 4)           265         237
                                                          --------    --------

Total current assets                                         2,868       4,893
                                                          --------    --------

SEVERANCE PAY FUND                                              29           8
                                                          --------    --------

PROPERTY AND EQUIPMENT, NET (Note 5)                            21          38
                                                          --------    --------

Total assets                                              $  2,918    $  4,939
                                                          ========    ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade payables                                         $      5    $     21
   Other accounts payable and accrued expenses (Note 6)        660         503
                                                          --------    --------

Total current liabilities                                      665         524
                                                          --------    --------

ACCRUED SEVERANCE PAY                                           39          12
                                                          --------    --------

COMMITMENTS AND CONTINGENCIES  (Note 7)

Total liabilities                                              704         536
                                                          --------    --------

STOCKHOLDERS' EQUITY:
   Stock capital (Note 9):
   Common stock of $ 0.0001 par value each -
      Authorized: 100,000,000 shares as of
         July 31, 2005 and 2004; Issued and
         outstanding: 27,582,114 and 27,556,914
         shares as of July 31, 2005 and 2004,
         respectively                                            3           3
   Preferred stock of $ 0.0001 par value each -
      Authorized: 20,000,000 shares as of
         July 31, 2005 and 2004; Issued and
         outstanding: 0 shares as of
         July 31, 2005 and 2004                                 --          --
   Additional paid-in capital                               28,859      27,197
   Deferred stock based compensation                           (31)       (163)
   Deficit accumulated during the development stage        (26,617)    (22,634)
                                                          --------    --------

Total stockholders' equity                                   2,214       4,403
                                                          --------    --------

Total liabilities and stockholders' equity                $  2,918    $  4,939
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

                                                                                                        From
                                                                                                    May 31, 2000
                                                                          Year ended July 31,       (inception
                                                                    ----------------------------    date) through
                                                                        2005            2004            2005
                                                                    ------------    ------------    ------------
Operating expenses:
  Research and development (including expenses related to options granted to employees and warrants granted to Yeda and to
     service providers in the amount of $ 14 and $ 11,579 for the
     years ended July 31, 2005 and 2004, respectively)              $      1,296    $     13,039    $     14,335
  General and administrative (including expenses related to
     warrants, options and shares granted to service providers, employees and directors and compensation to investors in the amount of $ 1,780 and $ 8,346 for the years ended July 31,
     2005 and 2004, respectively)                                          2,740           9,482          12,222
                                                                    ------------    ------------    ------------
                                                                           4,036          22,521          26,557

Financial income, net (Note 11)                                               68               2              70
                                                                    ------------    ------------    ------------

Loss from continuing operations before income taxes                        3,968          22,519          26,487
Income taxes (Note 8)                                                         15              23              38
                                                                    ------------    ------------    ------------

Loss from continuing operations                                            3,983          22,542          26,525

Loss (income) from discontinued operations (Note 1a)                          --             (13)             92
                                                                    ------------    ------------    ------------

Net loss                                                            $      3,983    $     22,529    $     26,617
                                                                    ============    ============    ============

Basic and diluted net loss per share                                $      (0.14)   $      (1.04)
                                                                    ============    ============

Weighted average number of shares used in computing basic and
   diluted net loss per share                                         27,580,571      21,787,629
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

                                                                                                   Deficit
                                                                                                 accumulated       Total
                                            Stock capital           Additional     Deferred       during the    stockholders'
                                     ---------------------------     paid-in      stock based    development       equity
                                        Number         Amount        capital      compensation      stage       (deficiency)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance as of May 31, 2000                     --   $         --   $         --   $         --   $         --   $         --

Shares issued for cash on
  May 31, 2000                         15,036,000              2              8             --             --             10
Net loss                                       --             --             --             --             (5)            (5)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance as of July 31, 2000            15,036,000              2              8             --             (5)             5

Shares issued for cash on
  July 17, 2001                         3,000,000           *) -             40             --             --             40

Contribution of capital                        --             --             15             --             --             15
Net loss                                       --             --             --             --            (30)           (30)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance as of July 31, 2001            18,036,000              2             63             --            (35)            30

Contribution of capital                        --             --             15             --             --             15
Net loss                                       --             --             --             --            (39)           (39)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance as of July 31, 2002            18,036,000              2             78             --            (74)             6

Contribution of capital                        --             --             15             --             --             15
Net loss                                       --             --             --             --            (31)           (31)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance as of July 31, 2003            18,036,000              2             93             --           (105)           (10)

Stock issued for cash related to
  PPM1, net of $ 176 of cash
  issuance expenses                     1,767,200           *) -          2,033             --             --          2,033
Stock issued for cash related to
  PPM2,net of $ 517 of cash
  issuance expenses                     3,142,858              1          4,983             --             --          4,984
Stock based compensation related
  to warrants granted to service
  providers                                    --             --         11,429             --             --         11,429
Amortization of stock based
  compensation related to options
  granted to employees and
  directors                                    --             --          1,130             --             --          1,130
Compensation related to stock
  granted to service providers and
  to employees                          3,067,090           *) -          7,366             --             --          7,366
Deferred stock based compensation              --             --            163           (163)            --             --
Exercise of options                     1,543,766           *) -             --             --             --           *) -
Net loss                                       --             --             --             --        (22,529)       (22,529)
                                     ------------   ------------   ------------   ------------   ------------   ------------
Balance as of July 31, 2004            27,556,914              3         27,197           (163)       (22,634)         4,403

Deferred stock based compensation              --             --             44            (44)            --             --
Stock based compensation related
  to Warrants granted to investors             --             --          1,980             --             --          1,980
Stock based compensation related
  to Warrants granted to Yeda and
  to service providers                         --             --           (362)            --             --           (362)
Amortization of stock based
  compensation related to options
  granted to employees and
  directors                                    --             --             --            176             --            176
Exercise of options                        25,200           *) -             --             --             --             --
Net loss                                       --             --             --             --         (3,983)        (3,983)
                                     ------------   ------------   ------------   ------------   ------------   ------------

Balance as of July 31, 2005            27,582,114   $          3   $     28,859   $        (31)  $    (26,617)  $      2,214
                                     ============   ============   ============   ============   ============   ============

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

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                                          From
                                                                                                                      May 31, 2000
                                                                                                                       (inception
                                                                                            Year ended July 31,       date) through
                                                                                          -----------------------        July 31,
                                                                                            2005           2004           2005
                                                                                          --------       --------       --------
Cash flows from operating activities:
  Net loss                                                                                $ (3,983)      $(22,529)      $(26,617)
  Adjustments required to reconcile net loss to net cash used in operating activities:
  Depreciation                                                                                  14              3             17
  Expenses (income) related to warrants granted to Yeda and to
    service providers                                                                         (362)        11,429         11,067
  Expenses related to options granted to employees and directors                               176          1,130          1,306
  Expenses related to stock granted to service providers and to
    employees                                                                                   --          7,366          9,346
  Expenses related to Warrants granted to investors                                          1,980             --          1,980
  Increase in accounts receivable and prepaid expenses                                         (28)          (237)          (265)
  Increase (decrease) in trade payables                                                        (16)            21              5
  Increase in other accounts payable and accrued expenses                                      157            503            660
  Increase in accrued severance pay, net                                                         6              4             10
                                                                                          --------       --------       --------

Net cash used in continuing operating activities                                            (2,056)        (2,310)        (4,471)
Net cash provided by (used in) discontinued operating activities                                --            (15)            75
                                                                                          --------       --------       --------

Total net cash used in operating activities                                                 (2,056)        (2,325)        (4,396)
                                                                                          --------       --------       --------

Cash flows from investing activities:
  Sales of property and equipment                                                                9             --              9
  Purchase of property and equipment                                                            (6)           (41)           (47)
                                                                                          --------       --------       --------

Net cash provided by (used in) continuing investing activities                                   3            (41)           (38)
Net cash used in discontinued investing activities                                              --             --            (15)
                                                                                          --------       --------       --------

Total net cash provided by (used in) investing activities                                        3            (41)           (53)
                                                                                          --------       --------       --------

Cash flows from financing activities:
  Issuance of shares and warrants, net                                                        *)--          7,017          7,017
                                                                                          --------       --------       --------

Net cash provided by continuing financing activities                                            --          7,017          7,017
Net cash provided by discontinued financing activities                                          --             --             35
                                                                                          --------       --------       --------

Total net cash provided by financing activities                                                 --          7,017          7,052
                                                                                          --------       --------       --------

Increase (decrease) in cash and cash equivalents                                            (2,053)         4,651          2,603
Cash and cash equivalents at beginning of period                                             4,656              5             --
                                                                                          --------       --------       --------

Cash and cash equivalents at end of period                                                $  2,603       $  4,656       $  2,603
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

            The statements of operations for the year ended July 31, 2005, include a gain in the amount of $ 13, reported in discontinued operations, related to the forgiveness of the note and the loan described above. Breakdown of income from discontinued operations related to discontinued operation is as follows:

                                                        Year ended July 31,
                                                   -----------------------------
                                                       2005            2004
                                                   -------------  --------------

            Extinguishment of debts and others     $           -  $           13
                                                   =============  ==============

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

            On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc".

      b. On October 27, 2003, the Company incorporated a wholly-owned subsidiary in Israel, Tissera Ltd. ("the subsidiary"), which is engaged in research and development.

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

NOTE 1:- GENERAL (Cont.)

      c.    Going concern considerations:

            The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The company is in the development stage and, as such, has incurred recurring operating losses, has generated an accumulated deficit and has a negative cash flow from operating activities. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

            In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated and thus will have to cease or delay development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

            These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

      d. On March 10, 2005, the Company entered into an agreement in order to settle a dispute with certain investors (see Note 9c).

      e.    Risk factors:

            The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services are to be provided until April 2006. Thereafter, the Company will have to negotiate for new research services to be received, whether, by Yeda or by other service providers. If Yeda fails to provide the research services or is unwilling to continue to provide research services after April 2006 at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, increase in expense and could adversely affect the Company's results of operations and cashflows. In addition, as discussed in Note 2, Yeda may terminate the Research and license agreement ("the Agreement") under certain conditions.

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

NOTE 2:- RESEARCH AND LICENSE AGREEMENT

            On October 8, 2003, the Company entered into a research and license agreement ("the Agreement") with Yeda. The Company conducts the research for a period of three years, at the Weizmann Institute of Science (the commercialization company of Yeda). The research relates to an invention comprising methods of organ transplantation utilizing developing nephric tissue. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement. Currently, the company complies with all of the terms of the agreement.

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

            Until February 2005, the terms of certain warrants had not yet been agreed upon by the parties. On February 24, 2005, the Company and Yeda came to an agreement regarding the terms of the warrants, which were issued in March 2005.

            Since the license is used for research and development activities and no alternative use exists for the license, the cost of the license was recorded as research and development expenses (income) in the amount of $ (156) and $ 670 for the year ended July 31, 2005 and, 2004, respectively. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 1,558,896 shares of Common stock.

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

            In July 2004, the Company signed a first addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 900 in respect of the second year of the research period. In September 2005, the Company signed a second addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 900 in respect of the third year of the research period.

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

            b.    Principles of consolidation:

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated upon consolidation.

            c.    Cash equivalents:

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

            d.    Property and equipment

                  Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets. The annual depreciation rates are as follows:

                                                                  %
                                                      --------------------------

                  Office furniture and equipment                  7
                  Computers, software and
                    electronic equipment                         33
                  Leasehold improvements              Over the term of the lease

            e.    Impairment of long-lived assets:

                  The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. As of July 31, 2005, no impairment losses have been identified.

            f.    Research and development costs:

                  Research and development costs are charged to expenses as incurred.

            g.    Severance pay:

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

                  Severance expenses for the years ended July 31, 2005 and 2004 amounted to $ 27 and $ 12, respectively.

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

            i.    Accounting for share-based compensation:

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

                  Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee share options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended July 31, 2005 and 2004: weighted average volatility of 217% and 129%, risk-free interest rates of 3.84% and 2.45%, dividend yields of 0% for both years, and a weighted-average expected life of the options of 7.79 and 5 years, respectively.

                  For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                                 Year ended July 31,
                                                                                          ---------------------------------
                                                                                               2005              2004
                                                                                          ---------------   ---------------

                      Net loss as reported                                                $       3,983     $        22,529

                      Deduct: share-based employee compensation expense included in
                        reported net loss in accordance with APB-25                                  (176)           (1,130)
                      Add: stock-based employee compensation expense determined under
                        fair value method                                                             975             1,507
                                                                                          ---------------   ---------------

                      Pro forma net loss                                                  $         4,782   $        22,906
                                                                                          ===============   ===============

                      Pro forma net loss per share (basic and diluted)                    $          0.17   $          1.05
                                                                                          ===============   ===============

                      Net loss per share (basic and diluted), as reported                 $          0.14   $          1.04
                                                                                          ===============   ===============

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

            j.    Basic and diluted net loss per share:

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

                  All outstanding share options and warrants have been excluded from the calculation of the diluted loss per share for the year ended July 31, 2005, because all such securities have an anti-dilutive effect.

                  Such outstanding securities consist of the following:

                                                          Year ended
                                                            July 31,
                                                             2005
                                                          ----------

                       Options                             4,418,757
                       Warrants                           19,172,278
                                                          ----------

                       Total                              23,591,035
                                                          ==========

            k.    Income taxes:

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

            l.    Fair value of financial instruments:

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

            m.    Concentrations of credit risks:

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

            n.    Impact of recently issued accounting standards:

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

                  As permitted by Statement 123, the company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company result of operations, although it will have no impact on the Company overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share in Note 3i to the consolidated financial statements.

                  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on implementation of
                  Statement 123R, which the Company will consider in implementing statement 123R.

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


NOTE 4:- ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                                   July 31,
                                                             -------------------
                                                               2005       2004
                                                             --------   --------
               Government authorities                        $      7   $     16
               Prepaid expenses and others                        258        221
                                                             --------   --------

                                                             $    265   $    237
                                                             ========   ========


NOTE 5:- PROPERTY AND EQUIPMENT

               Cost:
                 Office furniture and equipment              $      2   $      7
                 Computer software and electronic equipment        29         28
                 Leasehold improvements                             6          6
                                                             --------   --------

                                                                   37         41
                                                             --------   --------
               Accumulated depreciation:
                 Office furniture and equipment                  *) -       *) -
                 Computer software and electronic equipment        10          2
                 Leasehold improvements                             6          1
                                                             --------   --------

                                                                   16          3
                                                             --------   --------

               Depreciated cost                              $     21   $     38
                                                             ========   ========

*) Represents an amount lower than $ 1.


NOTE 6:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES


                Government authorities                       $    331   $    318
                Employees and payroll accruals                     74         54
                Accrued expenses                                  255        131
                                                             --------   --------

                                                             $    660   $    503
                                                             ========   ========

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

NOTE 7:- COMMITMENTS AND CONTINGENCIES

            a. The facilities and motor vehicles of the Company are rented under operating leases. Aggregate minimum rental commitments under the non-cancelable lease as of July 31, 2005 are as follows:

                   First year                      $  20
                   Second year                         5
                                                   -----

                                                   $  25
                                                   =====

            b. The Company's subsidiary obtained bank guarantee in the amount of $ 5 to secure a rent agreement.

            c. On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO is entitled to payments totaling approximately $ 78 upon termination of employment with the Company. On December 21, 2004, a claim against the Company was submitted to the Israeli labor court by the Former CEO for a payment of approximately $ 125 (NIS 564) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has good defense arguments against the claim. As of July 31, 2005, a provision in the amount of $ 100, in respect of net salary expenses was recorded in operating expenses, with respect to the Former CEO.

            d.    1.    On June 5, 2005, the former CEO submitted to the Company
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

                  2. On November 4, 2004, the Board of Directors has questioned the procedures according to which a bonus in the amount of $ 110 that was granted to the Former CEO in March 2004 and decided to cancel the bonus and to demand the Former CEO to repay the bonus. The bonus amount was recorded as accounts receivable, and was fully provided to expenses as a doubtful debt.

                  3. On November 4, 2004, the Company's Board of Directors decided to demand from the Former CEO to repay to the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the Income Tax Authorities and consultations, the Company recorded a liability to the tax authorities in the amount of $ 269. Corresponding receivable from the Former CEO totaling $ 269 was recorded and fully provided as a doubtful account as of July 31, 2004.

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

NOTE 7:- COMMITMENTS AND CONTINGENCIES (Cont.)

                  4. During 2004, the Former CEO's brother, who was also employed by the Company, was granted 280,000 shares of Common stock for no cash consideration. In March 2004, the Board decided to grant him an additional 280,000 warrants to purchase 280,000 shares of Common stock, the vesting of which is subject to signing a definitive employment agreement with the Company. Such agreement was never entered into. As a result, on November 4, 2004, the Board of Directors cancelled the warrants. The cancelled warrants are not presented in these financial statements, nor was any compensation expense recorded in respect of these warrants.

                  5. The Company filed a counter claim against its Former CEO in the amount of approximately $ 2,078 (NIS 9,405) which includes inter alia the issues described in d1-d4 above. The Company's management and its legal advisors are of the opinion that the Company has reasonable good assertion in its counter claim.

            e. On July 11, 2005, the former CEO submitted to the Company a letter claiming that the Company included in its Form 10-QSB filed on June 24, 2005 slanderous allegations regarding the former CEO. The former CEO demanded retraction and asserting damages of at least $ 23. The Company's management denies the claim.

            f. In March 2004, the Former CEO was granted 2,267,046 options to purchase a total of 2,267,046 shares of Common stock, out of which 270,000 options were exercised into 249,859 shares of Common stock on a cashless basis. The total number of options to which the Former CEO is entitled should have been based on a formula that was determined in the agreement with the Former CEO. However, the number of options that were granted in March 2004 was incorrect. In November 2004, the Company's Board of Directors decided to amend the number of options granted to the Former CEO to a total of 2,042,551 options to purchase a total of 2,042,551 shares of Common stock. The amended calculation is based on the formula determined in the agreement.

                  The number of options and related compensation recorded in the financial statements are based on the revised calculation.

            g. On September 7, 2004, certain shareholders demanded from the Former CEO to repay the Company the amount of $ 1,074 (which is the value of the shares, that the Company issued as a result of the Former CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the Former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO pay the Company compensation in the amount of $ 645 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company denies the assertions that may imply to the Company's responsibility and as a result, no provision was recorded in the financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 8:- TAXES ON INCOME

            a.    Deferred income taxes:

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                                                                  July 31,
                                                                                     -----------------------------------
                                                                                           2005               2004
                                                                                     ----------------   ----------------
                  Operating loss carryforward                                        $          1,575   $            805
                  Reserves and allowances                                                           9                  7
                                                                                     ----------------   ----------------


                  Net deferred tax asset before valuation allowance                             1,584                812
                  Valuation allowance                                                          (1,584)              (812)
                                                                                     ----------------   ----------------

                  Net deferred tax asset                                             $             --   $             --
                                                                                     ================   ================

                  As of July 31, 2005, the Company has provided valuation allowances of $ 1,584 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

            b.    Available carryforward tax losses:

                  As of July 31, 2005, the Company has an accumulated tax loss carryforward of approximately $ 3,940. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

            c.    Loss before taxes on income consists of the following:

                                                                                                    Year ended
                                                                                                     July 31,
                                                                                     --------------------------------------
                                                                                            2005                 2004
                                                                                     -----------------   ------------------
                  United States                                                      $          (4,009)  $          (22,584)
                  Israel                                                                            41                   65
                                                                                     -----------------   ------------------

                                                                                     $          (3,968)  $          (22,519)
                                                                                     =================   ==================

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

NOTE 8:- TAXES ON INCOME (Cont.)

            d.    Taxes on income included in the statement of operations:

                                                                                                   Year ended
                                                                                                    July 31,
                                                                                     --------------------------------------
                                                                                            2005                 2004
                                                                                     -----------------   ------------------
                  Current taxes:
                    Domestic                                                         $              --   $               --
                    Foreign *)                                                                      15                   23
                                                                                     -----------------   ------------------

                                                                                     $              15   $               23
                                                                                     =================   ==================

                  *) In 2004, the Company signed an agreement with its subsidiary effective as of October 27, 2003, according to which the subsidiary will provide research, development and other services to the Company. The Company will reimburse the subsidiary for expenses on a cost plus 10% basis.

            e. Shares of main reconciling item, between the statutory tax rate of the Company and the effective tax rate is the non-recognition of tax benefits from accumulated net operating losses carry forward due to the uncertainty of the realization of such tax benefits.


NOTE 9:- STOCK CAPITAL

            a.    The rights of Common stock are as follows:

                  Common shares confer on their holders the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company, and the right to receive dividends, if declared.

                  Shares of Common stock are registered and publicly traded on the Over-the-Counter Bulletin Board service of the National Association of Securities Dealers, Inc. under the symbol TSSR.

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

NOTE 9:- STOCK CAPITAL (Cont.)

            c.    Investments, warrants and options:

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

                  2. On March 18, 2004, the Company completed an additional PPM for the sale of 3,142,858 units at a price per unit of $ 1.75. Each unit consists of one Common share and three Common shares purchase warrants that were exercisable at a price range of $ 3.75 - $ 6.00 per share. The warrants were exercisable within periods that range from six months to three years. In order to settle a dispute with the investors in March 2005, the Company entered into a Settlement Agreement in which it amended the terms of the private offering as follows:

                        The Company reduced the exercise price of each of the warrants to $ 0.50.

                        The Company extended the period over which the Class A Common Stock Purchase Warrants can be exercised from one year from March 2004 to one year from the effective date of the Form SB-2, the SB-2 become effective on 2 September, 2005.

                        The period over which Class B Common Stock Purchase Warrants and Class C Common Stock Purchase Warrants remained the same and they are exercisable until two years and three years after March 18, 2004, respectively.

                        In addition, the Company issued Class D Common Stock Purchase Warrants to purchase an aggregate of 6,285,716 shares of Common stock. The Class D Common Stock Purchase Warrants are exercisable for a period of one year from the effective date of the Form SB-2 at an exercise price of $ 0.15 per share. The Company recorded general and administration expenses in the amount of $ 1,980, calculated as the difference between the fair value of the warrants that were granted on March 18, 2004 at the date of the settlement agreement and the fair value of the warrants granted and modified at the date of the settlement agreement, in respect of the settlement agreement.

                  3. In connection with the second PPM the Company granted in 2004 to certain brokers 172,480 warrants to purchase 172,480 shares of Common stock at an exercise price of $
                        0.01 per share and 397,440 warrants to purchase 397,440 shares of Common stock at exercise prices that range between $ 3.75 and $ 6.00 per share. As of July 31, 2005 and 2004, the brokers exercised 25,200 and 53,800 warrants into 25,200 and 53,800 shares of Common stock, respectively.

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

NOTE 9:- STOCK CAPITAL (Cont.)

                  Shares and warrants to service providers

                  1. The Company granted 3,607,199 fully vested warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 600,000 warrants to purchase 600,000 shares of Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. On November 4, 2004, the Company's Board of Directors decided to grant to a member of its advisory board 200,000 options to purchase 200,000 shares of Common stock at an exercise price of $ 1 per share on a cashless basis. The options vest over a period of three years. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 3,340,981 warrants are fully vested as of July 31, 2005 and 1,016,215 warrants vest over a period of three years ending March 6, 2007. The Company accounted for such warrants and shares under the provisions of EITF 96-18. The fair value of fully vested warrants and shares was recorded as research and development expenses and general and administrative expenses at the grant date. The fair value of the warrants that vest over the three years period is amortized as an expense over the vesting period. As of July 31, 2005 and 2004, 0 and 1,177,477 warrants were exercised into 0 and 1,177,477 shares of Common stock, respectively.

                  2. Summary of warrants issued to service providers and to investors:

                        The Company's outstanding warrants that were granted to service providers and to investors as of July 31, 2005 are as follows:

                                             Number of      Exercise      Warrants        Exercisable
                        Issuance date        warrants        price       exercisable        through
                        -------------        --------        -----       -----------        -------
                        January 2004        1,519,815      $   *)-       1,519,815       January 2014
                        January 2004          150,000      $  0.01         150,000       January 2009
                        February 2004       1,899,680      $   4.5       1,899,680       February 2006
                        February 2004       1,899,680      $     6       1,899,680       February 2007
                        February 2004          93,480      $  0.01          93,480       February 2006
                        March 2004            493,692      $   *)-         493,692       March 2009
                        March 2004            416,215      $   *)-         138,738       March 2009
                        March 2004            200,000      $     1          88,889       March 2009
                        March 2004          3,142,858      $   0.5       3,142,858       March 2006
                        March 2004          3,142,858      $   0.5       3,142,858       March 2007
                        March 2004          3,142,858      $   0.5       3,142,858       September 2006
                        April 2004            200,000      $     1          88,889       April 2009
                        November 2004         200,000      $     1          50,000       November 2010
                        February 2005       1,421,160      $   *)-       1,421,160       October 2013
                        March 2005          6,285,716      $  0.15              --       September 2007
                                           ----------                  ----------
                                           24,208,012                  17,272,597
                                           ==========                  ==========


                        *)    Represents an amount lower than $ 0.01.

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

NOTE 9:- STOCK CAPITAL (Cont.)

                        The fair value of the warrants to service providers was estimated on the date of grant or at each balance sheet date (as applicable), using Black-Scholes option pricing model, with the following weighted-average assumptions for 2005 and 2004: weighted average volatility of 154% and 135%, risk-free interest rates of 3.73% and 3.25% dividend yields of 0% and a weighted average expected life of the options of five years, respectively.

                  Shares and options to employees and to directors

                  1. During 2004, the Company granted two of its directors 541,080 options to purchase 541,080 shares of the Company's Common stock at an exercise price of $ 1 per share. The options vest over a period of three years. The Company accounted for such options under the provision of APB 25, since the optionees are entitled to exercise their options on a cashless basis, the Company applied variable accounting and the compensation related to the options was recorded as general and administrative expenses over the vesting period based on the market price of the Company's stock at each reporting period. As of July 31, 2005 and 2004, 0 and 67,635 options were exercised into 0 and 52,278 shares of Common stock on a cashless basis, respectively.

                        During March 2004, the Company granted to certain employees 2,455,884 options to purchase 2,455,884 shares of the Company's Common stock at an exercise price of $
                        0.30 per share (including 2,042,551 options described in
                        note 7e). The options vest over a period of three years. The Company accounted for such options under the provision of APB 25. Since the optionees are entitled to exercise their options on a cashless basis, the Company applied variable accounting and the compensation related to the options was recorded as research and development and general and administrative expenses over the vesting period based on the market price of the Company's stock at such reporting period. In addition, the Company granted in 2004 to the former CEO's brother 280,000 shares of Common stock at no consideration.

                        During the years ended July 31, 2005 and 2004, 0 and 281,112 options were exercised into 0 and 260,211 shares of Common stock of the Company, on a cashless basis, respectively.

                        On May 25, 2004, the Company granted to a certain employee 10,090 fully vested shares of Common stock at no consideration.

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


NOTE 9:-  STOCK CAPITAL (Cont.)

             2.     A summary of the Company's  option  activity  related to options to employees  and  directors, and related information is as follows:


                                                              July 31, 2005                  July 31, 2004
                                                     ------------------------------- ------------------------------
                                                                       Weighted                        Weighted
                                                       Amount of        average        Amount of        average
                                                        options      exercise price     options      exercise price
                                                     -------------- ---------------- -------------- ---------------
                     Outstanding at the beginning
                       of the year                    2,648,217      $     0.425              -      $    -

                     Granted                          1,770,540      $     0.302      2,996,964      $    0.426

                     Exercised                                -      $     -          (348,747)      $    0.435
                                                     --------------                  --------------

                     Outstanding at the end of
                       the year                       4,418,757      $     0.376      2,648,217      $    0.425
                                                     ============== ================ ============== ===============

                     Exercisable options at the
                       end of the year                1,974,553      $     0.372      372,141        $    0.342
                                                     ============== ================ ============== ===============

             3.     The options  outstanding  as of July 31,  2005,  have been  separated  into ranges of exercise price, as follows:

                                                                                                     Options
                                              Options outstanding        Weighted average          exercisable
                          Exercise               as of July 31,       remaining contractual       as of July 31,
                            price                    2005                     life                     2005
                    ----------------------   ----------------------  ------------------------   -------------------
                                                                              Years
                                                                     ------------------------

                            $   1                      743,985                3.54                     247,995
                            $ 0.3                    3,674,772                5.80                   1,726,558
                                             ----------------------                             -------------------

                                                     4,418,757                                       1,974,553
                                             ======================                             ===================

             4.     All options  were granted  with  exercise  prices that were lower than the market price of the
                    Company's  Common  stock on the date of grant.  Weighted  average  fair  values  and  weighted average  exercise  prices of options  whose  exercise  price is lower than the market price of the shares at date of grant are as follows:

                                                                                                 July 31,
                                                                                      -----------------------------
                                                                                          2005            2004
                                                                                      -------------- --------------

                    Weighted average exercise price                                     $    0.376     $      0.425
                    Weighted average fair value on date of grant                        $    0.624     $      0.797

                    Compensation  expenses  recorded  by  the  Company  in  respect  of its  share-based  employee compensation awards amounted to $ 176 for the year ended July 31, 2005.

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

          b.  As for claims, see Notes 7c, d, f.

          c.  As for options granted, see Notes 7e and Note 9d(1).


                                                                                      Year ended July 31,
                                                                             --------------------------------------
                                                                                   2005                 2004
                                                                             -----------------   ------------------
              Fees and related benefits and compensation expenses in
                respect of options granted to members of the Board of
                Directors                                                     $         287       $         984
                                                                             =================   ==================


NOTE 11:- FINANCIAL INCOME, NET

            Income:
              Interest income                                                 $          78       $          12
                                                                             -----------------   ------------------

            Expenses
              Bank charges                                                               10                  10
                                                                             -----------------   ------------------

                                                                              $          68       $           2
                                                                             =================   ==================




                               - - - - - - - - - -