Form 10QSB
period 2005-10-31
TISSERA INC
filed 2005-12-15
CIK 1122573

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended October 31, 2005.

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

As of December 9, 2005, the registrant had 27,582,114 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_|   No |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)  Yes |_|   No |X|

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements (unaudited)


                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                                             October 31,  July 31,
                                                                                                2005        2005
                                                                                              --------    --------
                                                                                              Unaudited
                                                                                              ---------
     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $  2,143    $  2,603
   Prepaid expenses and other current assets                                                       248         265
                                                                                              --------    --------
Total current assets                                                                             2,391       2,868
                                                                                              --------    --------
RESTRICTED CASH                                                                                      5          --
                                                                                              --------    --------
SEVERANCE PAY FUND                                                                                  19          29
                                                                                              --------    --------
PROPERTY AND EQUIPMENT, NET                                                                         19          21
                                                                                              --------    --------
Total assets                                                                                  $  2,434    $  2,918
                                                                                              ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade payables                                                                             $      4    $      5
   Other accounts payable and accrued expenses                                                     636         660
                                                                                              --------    --------
Total current liabilities                                                                          640         665
                                                                                              --------    --------
ACCRUED SEVERANCE PAY                                                                               28          39
                                                                                              --------    --------
Total liabilities                                                                                  668         704
                                                                                              --------    --------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Stock capital (Note 5) -
     Common stock of $ 0.0001 par value each -
        Authorized: 100,000,000 shares as of October 31, 2005 and July 31, 2005; Issued and
           outstanding: 27,582,114 as of October 31, 2005 and July 31, 2005                          3           3
     Preferred stock of $ 0.0001 par value each -
        Authorized: 20,000,000 shares as of October 31, 2005 and July 31, 2005; Issued and
           outstanding: 0 shares as of October 31, 2005 and July 31, 2005                           --          --
   Additional paid-in capital                                                                   28,850      28,859
   Deferred stock based compensation                                                               (25)        (31)
   Deficit accumulated during the development stage                                            (27,062)    (26,617)
                                                                                              --------    --------
Total stockholders' equity                                                                       1,766       2,214
                                                                                              --------    --------
Total liabilities and stockholders' equity                                                    $  2,434    $  2,918
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

                                                                                                                     From
                                                                                                                 May 31, 2000
                                                                    Three months ended                         (inception date)
                                                                        October 31,               Year ended        through
                                                               ----------------------------        July 31,       October 31,
                                                                   2005             2004             2005            2005
                                                               -----------      -----------      -----------      -----------
                                                                         Unaudited                                 Unaudited
                                                               ----------------------------                       -----------
Operating expenses:

   Research and development (including cost
     related to options and warrants
     granted to employees and to others at
     the amount of $ 0, and $ 74 for the
     three months ended October 31, 2005
     and 2004, respectively and $ 14 for
     the year ended July 31, 2005,)                            $       296      $       403      $     1,296      $    14,631

   General and administrative (including
     cost (income) related to warrants,
     options and shares granted to service
     providers, employees and directors in
     the amount of $ (3) and $ 80 for the three
     months ended October 31, 2005 and 2004 ,
     respectively and $ 1,780 for the year
     ended July 31, 2005)                                              165              371            2,740           12,387
                                                               -----------      -----------      -----------      -----------
                                                                       461              774            4,036           27,018
Financial income, net                                                   19               13               68               89
                                                               -----------      -----------      -----------      -----------
Loss from continuing operations for the period                         442              761            3,968           26,929
Income taxes                                                             3                9               15               41
                                                               -----------      -----------      -----------      -----------
Net loss from continuing operations for the period                     445              770            3,983           26,970
Loss from discontinued operations                                       --               --               --               92
                                                               -----------      -----------      -----------      -----------
Net loss                                                       $       445      $       770      $     3,983      $    27,062
                                                               ===========      ===========      ===========      ===========
Basic and diluted net loss per share from continuing
    operations                                                 $      0.02      $      0.03      $      0.14
                                                               ===========      ===========      ===========
Basic and diluted net loss per share from discontinued
    operations                                                 $        --      $        --      $        --
                                                               ===========      ===========      ===========
Weighted average number of shares used in computing
    basic and diluted net loss per share                        27,582,114       27,576,910       27,580,571
                                                               ===========      ===========      ===========

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                                                           Deficit
                                                                                                         accumulated        Total
                                                      Stock capital         Additional      Deferred     during the    stockholders'
                                                ------------------------      paid-in      stock based   development      equity
                                                   Number       Amount        capital     compensation     stage        deficiency)
                                                ----------    ----------    ----------     ----------    ----------     ----------
Balance as of May 31, 2000                              --    $       --    $       --     $       --    $       --     $       --
Shares issued for cash on May 31, 2000          15,036,000             2             8             --            --             10
Net                                                     --            --            --             --            (5)            (5)
                                                ----------    ----------    ----------     ----------    ----------     ----------

Balance as of July 31, 2000                     15,036,000             2             8             --            (5)             5

Shares issued for cash on July 17, 2001          3,000,000          *)--            40             --            --             40
Contribution of capital                                 --            --            15             --            --             15
Net loss                                                --            --            --             --           (30)           (30)
                                                ----------    ----------    ----------     ----------    ----------     ----------

Balance as of July 31, 2001                     18,036,000             2            63             --           (35)            30
Contribution of capital                                 --            --            15             --            --             15
Net loss                                                --            --            --             --           (39)           (39)
                                                ----------    ----------    ----------     ----------    ----------     ----------

Balance as of July 31, 2002                     18,036,000             2            78             --           (74)             6

Contribution of capital                                 --            --            15             --            --             15
Net loss                                                --            --            --             --           (31)           (31)
                                                ----------    ----------    ----------     ----------    ----------     ----------

Balance as of July 31, 2003                     18,036,000             2            93             --          (105)           (10)
Stock issued for cash related to PPM1, net of
   $ 176 of cash issuance expenses               1,767,200          *)--         2,033             --            --          2,033
Stock issued for cash related to PPM2,net of
   $ 517 of cash issuance expenses               3,142,858             1         4,983             --            --          4,984
Stock based compensation related to warrants
   granted to service providers                         --            --        11,429             --            --         11,429
Amortization of stock based compensation
   related to options granted to employees
   and directors                                        --            --         1,130             --            --          1,130
Compensation related to stock granted to
   service providers and to employees            3,067,090          *)--         7,366             --            --          7,366
Deferred stock based compensation                       --            --           163           (163)           --             --
Exercise of options                              1,543,766          *)--            --             --            --           *) -
Net loss                                                --            --            --             --       (22,529)       (22,529)
                                                ----------    ----------    ----------     ----------    ----------     ----------
Balance as of July 31, 2004                     27,556,914             3        27,197           (163)      (22,634)         4,403
Deferred stock based compensation                       --            --            44            (44)           --             --
Stock based compensation related to warrants
   granted to investors                                 --            --         1,980             --            --          1,980
   Warrants granted to Yeda and to service
     providers                                          --            --          (362)            --            --           (362)
Amortization of stock based compensation
   related to options granted to employees
   and directors                                        --            --            --            176            --            176
Exercise of options                                 25,200          *)--            --             --            --             --
Net loss                                                --            --            --             --        (3,983)        (3,983)
                                                ----------    ----------    ----------     ----------    ----------     ----------
Balance as of July 31, 2005                     27,582,114             3        28,859            (31)      (26,617)         2,214
Deferred stock based compensation                       --            --            (6)             6            --             --
Warrants granted to Yeda and to service
   providers                                            --            --           (15)            --            --            (15)
Amortization of stock based compensation
   related to options granted to employees
   and directors                                        --            --            12             --            --             12
Net loss                                                --            --            --             --          (445)          (445)
                                                ----------    ----------    ----------     ----------    ----------     ----------
Balance as of October 31, 2005                  27,582,114    $        3    $   28,850     $      (25)   $  (27,062)    $    1,766
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                               From May 31, 2000
                                                                         Three months ended                     (inception date)
                                                                            October 31,            Year ended       through
                                                                      -----------------------        July 31,     October 31,
                                                                        2005           2004           2005           2005
                                                                      --------       --------       --------       --------
                                                                             Unaudited                             Unaudited
                                                                      -----------------------                      --------
Cash flows from operating activities:
   Net loss                                                           $   (445)      $   (770)      $ (3,983)      $(27,062)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation                                                            2              3             14             19
     Expenses (income) related to warrants granted to Yeda and
        to service providers                                                (9)            (7)          (362)        11,058
     Expenses related to options granted to employees and
        directors                                                            6            161            176          1,312
     Expenses related to shares and warrants granted to service
        providers and compensation to investors                             --             --          1,980          9,346
     Decrease (increase) in prepaid expenses and other current
        assets                                                              17              5            (28)          (248)
     Increase (decrease) in trade payables                                  (1)            17            (16)             4
     Increase (decrease)  in other accounts payable and accrued
        expenses                                                           (24)            97            157            636
     Increase (decrease)  in accrued severance pay, net                     (1)             1              6              9
                                                                      --------       --------       --------       --------
Net cash used in continuing operating activities                          (455)          (493)        (2,056)        (4,926)
Net cash provided by discontinued operating activities                      --             --             --             75
                                                                      --------       --------       --------       --------
Total net cash used in operating activities                               (455)          (493)        (2,056)        (4,851)
                                                                      --------       --------       --------       --------
Cash flows from investing activities:
   Sales of property and equipment                                          --             --              9              9
   Purchase of property and equipment                                       --             (4)            (6)           (47)
                                                                      --------       --------       --------       --------
Net cash provided by (used in) continuing investing activities              --             (4)             3            (38)
Net cash used in discontinued investing activities                          --             --             --            (15)
                                                                      --------       --------       --------       --------
Total net cash provided by (used in) investing activities                   --             (4)             3            (53)
                                                                      --------       --------       --------       --------
Cash flows from financing activities:
   Issuance of shares and warrants, net                                     --            *--            *--          7,017
   Receipts on account of shares                                            --             --             --             --
   Restricted cash                                                          (5)            --             --             (5)
                                                                      --------       --------       --------       --------
Net cash provided by (used in) continuing financing activities              (5)            --             --          7,012
Net cash provided by (used in) discontinued financing activities            --             --             --             35
                                                                      --------       --------       --------       --------
Total net cash provided by financing activities                             (5)            --             --          7,047
                                                                      --------       --------       --------       --------
Increase (decrease) in cash and cash equivalents                          (460)          (497)        (2,053)         2,143
Cash and cash equivalents at beginning of period                         2,603          4,656          4,656             --
                                                                      --------       --------       --------       --------
Cash and cash equivalents at end of period                            $  2,143       $  4,159       $  2,603       $  2,143
                                                                      ========       ========       ========       ========
Non-cash financing activity:
   Licenses purchased against notes payable                           $     --       $     --       $     --       $     28
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

            b. The accompanying unaudited interim consolidated financial statements have been prepared as of October 31, 2005 and for the three months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

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

NOTE 1:- GENERAL (Cont.)

            d.    Risk factors:

                  The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services are to be provided until April 2006. Thereafter, the Company will have to negotiate for new research services to be received, whether, from Yeda or from other service providers. If Yeda fails to provide the research services or is unwilling to continue to provide research services after April 2006 at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, increase in expenses and could adversely affect the Company's results of operations and cashflows. In addition, as discussed in Note 2, Yeda may terminate the research and license agreement ("the agreement") under certain conditions.

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

                  Until February 2005, the terms of certain warrants had not yet been agreed upon by the parties, as required by the original agreement. On February 24, 2005, the Company and Yeda came to an agreement regarding the terms of the warrants, which were issued in March 2005.

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

NOTE 2:- RESEARCH AND LICENSE AGREEMENT (Cont.)

                  In addition, a development program that the Company was required to submit to Yeda was not delivered on time. The Company received Yeda's consent for the deferral of the program's submission until September 2005, at which date the development program was a submitted. To date all required reports have been submitted to Yeda.

                  Since the license is used for research and development activities and no alternative use exists for the license, the cost of the license was recorded as research and development (income) expenses in the amount of $ (156) and $ 225 for the year ended July 31, 2005 and $ 0 for the three months ended October 31, 2005. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 1,558,896 shares of Common stock.

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

NOTE 2:- RESEARCH AND LICENSE AGREEMENT (Cont.)

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

                  a. The significant accounting policies applied in the consolidated financial statements as of October 31, 2005, are consistent with those applied in the consolidated financial statements as of July 31, 2005.

                        These financial statements should be read in conjunction with the audited annual financial statements of the Company as of July 31, 2005 and their accompanying notes.

                  b.    Accounting for share-based compensation:

                        The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB-25"), and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee share options. Under APB-25, when the exercise price of the Company's share options is less than the market price of the underlying shares at the date of grant, compensation expense is recognized over the option's vesting period.

                        Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee share options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the three months ended October 31, 2005 and 2004: weighted average volatility of 2.08%, risk-free interest rates of 3.94%, dividend yields of 0% and a weighted-average expected life of the options of 7.03 years, respectively.

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                                                                    Three months ended
                                                                                                       October 31,
                                                                                                  ---------------------
                                                                                                     2005          2004
                                                                                                  -------       -------
                  Net loss as reported                                                            $   445       $   770

                  Deduct: share-based employee compensation expense included in reported net
                     loss in accordance with APB-25                                                    (6)         (161)
                  Add: stock-based employee compensation expense determined under fair value
                     method                                                                           257         8,459
                                                                                                  -------       -------

                  Pro forma net loss                                                              $   696       $ 9,068
                                                                                                  =======       =======

                  Pro forma net loss per share (basic and diluted)                                $  0.25       $  0.33
                                                                                                  =======       =======

                  Net loss per share (basic and diluted) as reported                              $  0.02       $  0.03
                                                                                                  =======       =======

                  c.    Impact of recently issued accounting standards:

                        On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised
                        2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB 25, and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new Standard will be effective for the Company in the first interim period beginning after August 1, 2006.

                        As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company overall financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share above in b.

                        In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on implementation of Statement 123R.. The Company will consider SAB 107 in implementing Statement 123R.

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

NOTE 4:- COMMITMENTS AND CONTINGENCIES

                  a. The Company's subsidiary a obtained bank guarantee in the amount of $ 5 to secure a rent agreement. The Company has pledged $ 5 to secure the bank guarantee.

                  b. On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO is entitled to payments totaling approximately $ 78 upon termination of employment with the Company. On December 21, 2004, a claim against the Company was submitted to the Labor Court by the Former CEO for a payment of approximately $ 121 (NIS 564 thousand) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has good defense arguments against the claim. As of July 31, 2005, a provision in the amount of $ 100, in respect of net salary expenses was recorded under operating expenses, with respect to the Former CEO.

                  c.    1.    On June 5, 2005, the former CEO submitted to the
                              Company a third party notice by which the Company was informed that the former CEO was the beneficiary of 397,000 shares of Common stock, $
                              0.0001 par value issued to service providers on January 15, 2004 for services. The fair value of the shares in the amount of $ 834 was recorded under general and administrative expenses at the grant date.

                        2. On November 4, 2004, the Board of Directors has questioned the procedures according to which a bonus in the amount of $ 110 was granted to the Former CEO in March 2004 and decided to cancel the bonus and to demand that the Former CEO return the bonus. The bonus amount was recorded under accounts receivable, and was fully provided to expenses as a doubtful debt.

                        3. On November 4, 2004, the Company's Board of Directors decided to demand from the Former CEO to repay to the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the income tax authorities and consultations, the Company recorded a liability to the tax authorities in the amount of $ 269. A corresponding receivable from the Former CEO totaling $ 269 was recorded and fully provided as a doubtful account as of July 31, 2004.

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

                        5. The Company filed a counter claim against its Former CEO in the amount of approximately $ 2,023 (NIS 9,405 thousand) which includes, inter alia, the issues described in 1-4 above. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good assertion in its counter claim.

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

NOTE 4:- COMMITMENTS AND CONTINGENCIES (Cont.)

                  d. On July 11, 2005, the former CEO submitted to the Company a letter claiming that the Company included in its Form 10-QSB filed on June 24, 2005 slanderous allegations regarding the former CEO. The former CEO demanded a retraction and asserted damages of at least $
                        23. The Company's management denies the claim.

                  e. In March 2004, the Former CEO was granted 2,267,046 options to purchase a total of 2,267,046 shares of Common stock, out of which 270,000 options were exercised into 249,859 shares of Common stock on a cashless basis. The total number of options to which the Former CEO is entitled should have been based on a formula that was determined in the agreement with the Former CEO. However, the number of options that were granted in March 2004 was incorrect. In November 2004, the Company's Board of Directors decided to amend the number of options granted to the Former CEO to a total of 2,042,551 options to purchase a total of 2,042,551 shares of Common stock. The amended calculation is based on the formula determined in the agreement.

                        The number of options and related compensation recorded in the financial statements are based on the revised calculation.

                  f. On September 7, 2004, certain shareholders demanded from the Former CEO to repay the Company the amount of $ 1,074 (which is the value of the shares, that the Company issued as a result of the Former CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the Former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO pay the Company compensation in the amount of $ 645 for damages. Management of the Company and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company denies the assertions that may imply to the Company's responsibility and as a result, no provision was recorded in the financial statements.

NOTE 5:- STOCK CAPITAL

                  a. On October 27, 2005, the Company's board of Directors decided to amend the exercise price of 473,445 warrants previously granted to two directors, from $ 1 to $ 0.3 per share. The warrants are exercisable to Common stock on a cashless basis.

                  b. In 2004 the Company granted two finders involved with the Company's first PPM, 93,480 fully vested warrants, exercisable until May 2005. On October 27, 2005 the Company's Board of Directors has prolonged the warrants exercise period until May 2006 at no consideration.

                        The Company has recorded the benefit totaling $10 in general and administrative expenses.

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

      o with regard to the third year of the research period, we will pay an amount of US $900,000 per year, in four equal three monthly non-refundable installments, payable in advance at the beginning of each three month period during such year, according to a second addendum providing for the third year of research which has been signed by both parties. With the regard of the third year of research an amount of $225,000 was paid on April 18, 2005; $225,000 was paid on July 11, 2005; $225,000 was paid on October 12, 2005

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. The company has applied to Yeda for the deferral of the submission of this program to September 2005, and Yeda has given its consent for the deferral. The September 2005 product development plan has been submitted to Yeda. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

      o     $50,000 per year commencing on April 9, 2006;

      o 4% of net sales of all products covered by the Research and License Agreement;

      o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

      o 16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2004

REVENUES AND COST OF GOODS SOLD

We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses for the quarter ending October 31, 2005 amounted to $461,000 compared to 774,000 October 31, 2004. This decrease in the operations expenses is attributes mainly to a decrease in expenses related to options and warrants granted to service providers, employees and to others which were 154,000 in the quarter ended October 31. 2004 and decreased to (3,000) in the period ended October 31. 2005.

The R&D expenses amounted to $296,000 in the quarter ended October 31. 2005 compare to 403,000 in the quarter ended October 31. 2004. This decrease in the R&D expenses is attributes mainly to a decrease in expenses related to options and warrants granted to employees and to others which were 74,000 in the quarter ended October 31. 2004 and decreased to 0 in the quarter ended October 31. 2005.

Our general and administrative expenses decrease to $165,000 in the quarter ending October 31, 2005 compare to 371,000 in the quarter ending October 31, 2004. The decrease in general and administrative expenses is attributed to a decrease in costs related to warrants and shares granted to service providers and to employees and directors which was $(3,000) for the quarter ended October 31, 2005 and $80,000 for quarter ended October 31, 2004. The General and Administrative expenses were attributed mainly to costs related to warrants and shares granted to service providers for services associated with the company activities amounted to $80,000 in the quarter ending October 31, 2004 compare. The rest of General and Administrative refers mainly to salaries, legal expenses, audit expenses and directors and officers insurance.

FINANCIAL INCOME

We had net financial income in the amount of $19,000 for the quarter ended October 31, 2005 compared to net financial income of $13,000 for the quarter ended October 31, 2004. This is primarily a result from interest income on the funds raised on March 2004 privet placement. The Company has invests its funds in bank deposits that bear interest rates of approximately 3.% to 4.5% per annum.

TAXES ON INCOME

We had a tax expense amounting to $3,000 the quarter ending October 31, 2005 compared to $9,000 October 31, 2004. The Tax expense is resulting from tax liability of our wholly owned subsidiary Tissera Ltd. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in our subsidiary.

NET LOSS

As a result of the above activities, we incurred a net loss of $445,000 for the period ended October 31, 2005, as compared to a net loss of $770,000 for the period ended October 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $2,143,000 as of October 31, 2005, compared to 4,159,000 as of October 31, 2004. This decrease in Cash and Cash equivalents is attributed to the Company need to finance its development activities from its cash and cash equivalents. We had a working capital of $1,751,000 as of October 31, 2005, compared to $3,762,000 as of October 31, 2004. We plan to continue to consume cash in our research and development activities by payments of salaries, payments for services received from Yeda and other costs. We also plan to continue finance our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

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

      o On September 7, 2004, certain shareholders demanded that Dr. Vicki Rabenou, the former Chief Executive Officer of the Company, repay the Company an amount totalling $1,074,000 (which is the value of the shares, that the Company issued as a result of Dr. Rabenou's cashless exercise of Dr. Rabenou's options, at the date of exercise thereof, and which were sold by Dr. Rabenou), claiming that Dr. Rabenou's exercise of the options was executed before the end of the vesting period. In addition, the above shareholders demanded that Dr. Rabenou compensate the Company in the amount of $645,000 for damages suffered pursuant to such exercise. The Company denies all elements of Dr. Rabenou's assertions regarding the Company's responsibility or liability with respect to the matter set forth above, and, as a result, no provision regarding the defrayal of such matters was recorded in the Company's financial statements; and

      o On December 21, 2004, Dr. Rabenou, filed civil claim no. 10858/04 in the District Labor Court located in Tel Aviv Israel against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $122,000) pursuant to the terms of her employment agreement. The Company recorded an expense in its operating expenses in the amount of $100,000, in respect of Dr. Rabenou's claim. Notwithstanding such recordation, the Company intends to vigorously contest Dr. Rabenou's claim. In addition to the Company's defense against such claim, the Company, has commenced a countersuit against Dr. Rabenou for sums that the Company believes to be owed to the Company by Dr. Rabenou for certain actions, described below, taken by Dr. Rabenou during the course of her tenure as CEO. The Company has, to this end, both filed a motion against Dr. Rabenou's claim, with the District Labor Court, and filed a counterclaim against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,023,000) in such court. The bulk of the Company's claims against Dr. Rabenou concern the actions taken by

            Dr. Rabenou on January 15, 2004, when Dr. Rabenou, in her former capacity as our CEO, presented a proposal to the Company's Board of Directors to issue a total of 2,677,000 shares in the Company to a number of specified entities and individuals set forth in such proposal, in consideration for the performance of certain services by such entities. The proposed share issuance was approved by the Board of Directors based on Dr. Rabenou's recommendation as to its propriety. One of the entities to which shares were issued pursuant to this meeting was a company named BioGreen Ltd. ("BioGreen"), which was issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense in the amount of $833,700. After Dr. Rabenou resigned, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure as CEO. During the course such review, Company management determined that it was unable to track and properly identity the services that BioGreen had provided to the Company. Dr. Rabenou did not cooperate with the Company's efforts to identify such services; and the Company believes that its inability to determine the scope of BioGreen's services was derived from Dr. Rabenou's failure in such respect. In fact, the Company contacted Dr. Rabenou several times seeking information and answers concerning BioGreen, both directly and through its auditors and lawyers, to no avail. Dr. Rabenou refused to answer or to offer any explanations on this matter. As a result of the damages that the Company believes that it incurred pursuant to such lapse, the Company filed a counter claim in the Tel Aviv Labor Court against Dr. Rabenou, seeking compensation for damages derived from the BioGreen Share issuance. Dr. Rabenou has refused to provide an explanation for her actions. In response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas. The Company believes that such unnamed entity is BioGreen. None of the defenses or mitigating factors alleged by Dr. Rabenou in her reply brief were disclosed by Dr. Rabenou to the Board of Directors during the Board of Directors' meeting, held on or around January 15, 2004, wherein the Board of Directors authorized the BioGreen Share issuance. The Company initially set forth the above allegations within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of the Form 10-QSB, we were contacted by Dr. Rabenou's legal counsel claiming that the Company's statements regarding Dr. Rabenou in its Form 10-QSB were libelous towards D. Rabenou, threatening legal action if such statements were not withdrawn, and, to such end, claiming damages of approximately $23,000 related to such alleged libel. The Company vehemently disputes the analysis of Dr. Rabenou's legal counsel, believes that any claims for compensation in such respect are baseless, and has no intention to revoke any of its statements regarding its relationship with Dr. Rabenou from its Form 10-QSB. The Company is evaluating and intends to continue its evaluation of all legal implications related to or derived from its relationship with Dr. Rabenou.

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

      31.1         Certification of the Chief Executive Officer of Tissera, Inc.
                   pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1         Certification of the Chief Executive Officer of Tissera, Inc.
                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2         Certification of the Chief Financial Officer of Tissera, Inc.
                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended October 31, 2005 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                                            TISSERA, INC.

Dated: December 15, 2005   By:              /s/ Amos Eiran
                                            -----------------------------------
                                            Amos Eiran
                                            Acting Chief Executive Officer


Dated: December 15, 2005   By:              /s/ Alex Werber
                                            -----------------------------------
                                            Alex Werber
                                            Chief Financial Officer