Form 10QSB
period 2006-01-31
TISSERA INC
filed 2006-03-16
CIK 1122573

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One) |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                 For the quarterly period ended January 31,2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of March 16, 2006, the registrant had 27,631,914 shares of common stock outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements  (unaudited)

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                                 January 31,   July 31,
                                                                                    2006        2005
                                                                                 -----------   --------
                                                                                 Unaudited
                                                                                 -----------
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                      $     1,718   $  2,603
  Prepaid expenses and other current assets                                              222        265
                                                                                 -----------   --------

Total current assets                                                                   1,940      2,868
                                                                                 -----------   --------

RESTRICTED CASH                                                                            5       --
                                                                                 -----------   --------

SEVERANCE PAY FUND                                                                        22         29
                                                                                 -----------   --------

PROPERTY AND EQUIPMENT, NET                                                               17         21
                                                                                 -----------   --------

Total assets                                                                     $     1,984   $  2,918
                                                                                 ===========   ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                 $         6   $      5
  Other accounts payable and accrued expenses                                            588        660
                                                                                 -----------   --------

Total current liabilities                                                                594        665
                                                                                 -----------   --------

ACCRUED SEVERANCE PAY                                                                     32         39
                                                                                 -----------   --------

Total liabilities                                                                        626        704
                                                                                 -----------   --------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Stock capital (Note 5):
    Common stock of $ 0.0001 par value each - Authorized: 100,000,000 shares at
       January 31, 2006 and July 31, 2005; Issued and outstanding:
       27,582,114 shares at January 31, 2006 and July 31, 2005                             3          3
    Preferred stock of $ 0.0001 par value each - Authorized: 20,000,000 shares at January 31, 2006 and July 31, 2005; Issued and outstanding:
       0 shares at January 31, 2006 and July 31, 2005                                   --         --
  Additional paid-in capital                                                          28,841     28,859
  Deferred stock based compensation                                                      (18)       (31)
  Deficit accumulated during the development stage                                   (27,468)   (26,617)
                                                                                 -----------   --------

Total stockholders' equity                                                             1,358      2,214
                                                                                 -----------   --------

Total liabilities and stockholders' equity                                       $     1,984   $  2,918
                                                                                 ===========   ========


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


                                                                                              From
                                                                                           May 31, 2000
                                                     Six months ended                   (inception date)
                                                        January 31,        Year ended        through
                                                 ------------------------   July 31,       January 31,
                                                     2006         2005        2005            2006
                                                 -----------  -----------  -----------  ----------------
                                                         Unaudited                         Unaudited
                                                 ------------------------               ----------------

Operating expenses:
  Research and development (including
    cost related to options and warrants
    granted to Yeda (see Note 2) and to
    service providers in the amount of $ 0,
    $ 12 and $ 14 for the six months ended
    January 31, 2006 and 2005 and for
    the year ended July 31, 2005, respectively)  $       589  $       662  $     1,296  $         14,633
    General and administrative (including
    cost related to shares granted to service
    providers in the amount of $ (5), $100,
    and $ 1,780 for the six months ended
    January 31, 2006 and 2005 and for
    the year ended July 31, 2005, respectively)          300          625        2,740            12,813
                                                 -----------  -----------  -----------  ----------------

                                                         889        1,287        4,036            27,446
Financial income, net                                     45           28           68               115
                                                 -----------  -----------  -----------  ----------------

Loss from continuing operations before income
   taxes                                                 844        1,259        3,968            27,331
Income taxes                                               7           12           15                45
                                                 -----------  -----------  -----------  ----------------

Loss from continuing operations                          851        1,271        3,983            27,376
Loss from discontinued operations                       --           --           --                  92
                                                 -----------  -----------  -----------  ----------------

Net loss                                         $       851  $     1,271  $     3,983  $         27,468
                                                 ===========  ===========  ===========  ================

Basic and diluted net loss per share             $      0.03  $      0.05  $      0.14
                                                 ===========  ===========  ===========

Weighted average number of shares used in
   computing basic and diluted net loss per
   share                                          27,582,114   27,577,868   27,580,571
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)


--------------------------------------------------------------------------------
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share and per share data)


                                                                                                  Deficit
                                                                                                accumulated      Total
                                                 Stock capital      Additional     Deferred     during the    stockholders'
                                            ----------------------   paid-in     stock based    development      equity
                                              Number      Amount     capital     compensation      stage      (deficiency)
                                            ----------  ----------  ----------   ------------   -----------   -------------
Balance as of May 31, 2000                        --    $     --    $     --     $       --     $      --     $        --
Stock issued for cash on May 31, 2000       15,036,000           2           8           --            --                10
Net loss                                          --          --          --             --              (5)             (5)
                                            ----------  ----------  ----------   ------------   -----------   -------------

Balance as of July 31, 2000                 15,036,000           2           8           --              (5)              5
Stock issued for cash on July 17, 2001       3,000,000     *) --            40           --            --                40
Contribution of capital                           --          --            15           --            --                15
Net loss                                          --          --          --             --             (30)            (30)
                                            ----------  ----------  ----------   ------------   -----------   -------------

Balance as of July 31, 2001                 18,036,000           2          63           --             (35)             30
Contribution of capital                           --          --            15           --            --                15
Net loss                                          --          --          --             --             (39)            (39)
                                            ----------  ----------  ----------   ------------   -----------   -------------

Balance as of July 31, 2002                 18,036,000           2          78           --             (74)              6
Contribution of capital                           --          --            15           --            --                15
Net loss                                          --          --          --             --             (31)            (31)
                                            ----------  ----------  ----------   ------------   -----------   -------------

Balance as of July 31, 2003                 18,036,000           2          93           --            (105)            (10)
Stock issued for cash related to PPM1, net
  of $ 176 of cash issuance expenses         1,767,200     *) --         2,033           --            --             2,033
Stock issued for cash related to PPM2, net
  of $ 517 of cash issuance expenses         3,142,858           1       4,983           --            --             4,984
Stock based compensation related to
  warrants granted to service providers           --          --        11,429           --            --            11,429
Amortization of stock based compensation
  related to options granted to employees
  and directors                                   --          --         1,130           --            --             1,130
Compensation related to stock granted to
  service providers and to employees         3,067,090     *) --         7,366           --            --             7,366
Deferred stock based compensation                 --          --           163           (163)         --              --
Exercise of options                          1,543,766     *) --          --             --            --           *) --
Net loss                                          --          --          --             --         (22,529)        (22,529)
                                            ----------  ----------  ----------   ------------   -----------   -------------

Balance as of July 31, 2004                 27,556,914           3      27,197           (163)      (22,634)          4,403
Stock based compensation related to
  warrants granted to investors                   --          --         1,980           --            --             1,980
Warrants granted to Yeda and to service
  providers                                       --          --          (362)          --            --              (362)
Amortization of stock based compensation
  related to options granted to employees
  and directors                                   --          --          --              176          --               176
Deferred stock based compensation                 --          --            44            (44)         --              --
Exercise of options                             25,200     *) --          --             --            --              --
Net loss                                          --          --          --             --          (3,983)         (3,983)
                                            ----------  ----------  ----------   ------------   -----------   -------------

Balance as of July 31, 2005                 27,582,114           3      28,859            (31)      (26,617)          2,214
Warrants granted to service providers             --          --           (18)          --            --               (18)
Amortization of stock based compensation
  related to options granted to employees
  and directors                                   --          --          --               13          --                13
Net loss                                          --          --          --             --            (851)           (851)
                                            ----------  ----------  ----------   ------------   -----------   -------------

Balance as of January 31, 2006 (unaudited)  27,582,114  $        3  $   28,841   $        (18)  $   (27,468)  $       1,358
                                            ==========  ==========  ==========   ============   ===========   =============


*) Less than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands


                                                                                                 From May 31,
                                                             Six months ended                  2000 (inception
                                                                 January 31,      Year ended   date) through
                                                            -------------------    July 31,      January 31,
                                                              2006       2005        2005           2006
                                                            --------   --------   ----------   ---------------
                                                                  Unaudited                       Unaudited
                                                            -------------------   ----------   ---------------
Cash flows from operating activities:
   Net loss                                                 $   (851)  $ (1,271)  $   (3,983)  $       (27,468)
   Adjustments required to reconcile net loss to total net
      cash used in operating activities:
     Depreciation                                                  4          6           14                21
     Expenses (income) related to warrants granted to Yeda
       and to service providers                                  (18)       (52)        (362)           11,049
     Expenses related to options granted to employees and
       directors                                                  13        164          176             1,319
     Expenses related to shares and warrants granted to
       service providers and compensation to investors          --         --          1,980             9,346
     Decrease (increase) in prepaid expenses and other
       current assets                                             43         12          (28)             (222)
     Increase (decrease) in trade payables                         1        (12)         (16)                6
     Increase (decrease) in other accounts payable and
       accrued expenses                                          (72)       114          157               588
     Accrued severance pay, net                                 --            1            6                10
                                                            --------   --------   ----------   ---------------

 Net cash used in continuing operating activities               (880)    (1,038)      (2,056)           (5,351)
 Net cash provided by discontinued operating activities         --         --           --                  75
                                                            --------   --------   ----------   ---------------

 Total net cash used in operating activities                    (880)    (1,038)      (2,056)           (5,276)
                                                            --------   --------   ----------   ---------------

 Cash flows from investing activities:
   Sale of property and equipment                               --            9            9                 9
   Purchase of property and equipment                           --           (4)          (6)              (47)
                                                            --------   --------   ----------   ---------------

 Net cash provided by (used in) continuing investing
   activities                                                   --            5            3               (38)
 Net cash used in discontinued investing activities             --         --           --                 (15)
                                                            --------   --------   ----------   ---------------

 Total net cash provided by (used in) investing activities      --            5            3               (53)
                                                            --------   --------   ----------   ---------------

 Cash flows from financing activities:
   Issuance of shares and warrants, net                         --         --           --               7,017
   Restricted cash                                                (5)      --           --                  (5)
                                                            --------   --------   ----------   ---------------

 Net cash provided by (used in) continuing financing
   activities                                                     (5)      --        *) --               7,012
 Net cash provided by discontinued financing activities         --         --           --                  35
                                                            --------   --------   ----------   ---------------

 Total net cash provided by (used in) financing activities        (5)      --           --               7,047
                                                            --------   --------   ----------   ---------------

 Increase (decrease) in cash and cash equivalents               (885)    (1,033)      (2,053)            1,718
 Cash and cash equivalents at beginning of period              2,603      4,656        4,656              --
                                                            --------   --------   ----------   ---------------

 Cash and cash equivalents at end of period                 $  1,718   $  3,623   $    2,603   $         1,718
                                                            ========   ========   ==========   ===============

 Non-cash financing activity:
   Licenses purchased against notes payable                 $   --     $   --     $     --     $            28
                                                            ========   ========   ==========   ===============


*) Less than $ 1.

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

                  b. The accompanying unaudited interim consolidated financial statements have been prepared as of January 31, 2006 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

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

                  c.    Going concern considerations:

                        The Company's accumulated deficit and net loss as of January 31, 2006, amounted to approximately $ 27,468 and $ 851, respectively. The Company is currently negotiating fund raising with potential investors. In addition the Company is negotiating its current research and development agreement with Yeda (see Note 2) so as to reduce its future R&D expenses arising on its execution. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has incurred recurring operating losses, has generated an accumulated deficit and has a negative cash flow from operating activities. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

                        In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated and, thus, will have to cease or delay development of projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

                  d.    Risk factors:

                        The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services are to be provided until April 2006. Thereafter, the Company will have to negotiate for new research services to be received whether from Yeda or from other service providers. If Yeda fails to provide the research services or is unwilling to continue to provide research services after April 2006 at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, increase in expenses and could adversely affect the Company's results of operations and cash flows. In addition, as discussed in
                        Note 2, Yeda may terminate the research and license agreement under certain conditions.


NOTE 2:-    RESEARCH AND LICENSE AGREEMENT

            On October 8, 2003, the Company entered into a research and license agreement ("the agreement") with Yeda. The Company conducts the research for a period of three years, at the Weizmann Institute of Science (the commercialization company of Yeda). The research relates to an invention comprising methods of organ transplantation employing nephric tissues. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement. Currently, the Company complies with all of the terms of the agreement.

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

            In addition, a development program that the Company was required to submit to Yeda was not delivered on time. The Company received Yeda's consent for the deferral of the program's submission until September 2005, at which date the development program was submitted. To date all required reports have been submitted to Yeda.

            Since the license is used for research and development activities and no alternative use exists for the license, the cost of the license was recorded as research and development (income) expenses in the amount of $ (156) and $ 225 for the year ended July 31, 2005 and $ 0 for the six months ended January 31, 2006. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 1,558,896 shares of Common stock.

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


NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES

            a. The significant accounting policies applied in the consolidated financial statements as of January 31, 2006, are consistent with those applied in the consolidated financial statements as of July 31, 2005.

                  These financial statements should be read in conjunction with the audited annual financial statements of the Company as of July 31, 2005 and their accompanying notes.

            b.    Accounting for share-based compensation:

                  The Company has elected to follow Accounting Principles Board Stateemnt No. 25, "Accounting for Stock Options Issued to Employees" ("APB No. 25"), and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized over the option's vesting period.

                  Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model, with the following weighted average assumptions for the six months ended January 31, 2006 and 2005: weighted average volatility of 2.08%, risk-free interest rates of 3.94%, dividend yields of 0% and a weighted-average expected life of the options of 7.03 years, respectively.

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


NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

                  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over their vesting period. The Company's pro forma information under SFAS No. 123 is as follows:

                                                              Six months ended
                                                                January 31,
                                                            -------------------
                                                              2006       2005
                                                            --------   --------
                                                                 Unaudited
                                                            -------------------

                  Net loss as reported                      $    841   $  1,271

                  Deduct: stock-based employee
                    compensation expense included
                    in reported net loss in
                    accordance with APB No. 25                   (13)      (164)
                  Add: stock-based employee
                    compensation expense
                    determined under
                    fair value method                            514        245
                                                            --------   --------
                  Pro forma net loss                        $  1,342   $  1,352
                                                            ========   ========
                  Net loss per share
                    (basic and diluted)
                    as reported                             $  (0.03)  $  (0.05)
                                                            ========   ========
                  Pro forma net loss per share
                    (basic and diluted)                     $  (0.05)  $  (0.05)
                                                            ========   ========

            c.    Impact of recently issued Accounting Standards:

                  On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB 25, and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new Standard will be effective for the Company in the first interim period beginning after August 1, 2006.

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


NOTE 3:-    SIGNIFICANT ACCOUNTING POLICIES (Cont.)

                  In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on implementation of Statement 123(R). The Company will consider SAB 107 in implementing Statement 123(R).


NOTE 4:-    COMMITMENTS AND CONTINGENCIES

            a. The Company's subsidiary obtained a bank guarantee in the amount of $ 5 to secure a rent agreement. The Company has pledged $ 5 to secure the bank guarantee.

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
                        a third party notice by which the Company was informed that the Former CEO was the beneficiary of 397,000 shares of Common stock, $ 0.0001 par value issued to service providers on January 15, 2004 for services. The fair value of the shares in the amount of $ 834 was recorded under general and administrative expenses on the date of grant.

                  2. On November 4, 2004, the Board of Directors has questioned the procedures according to which a bonus in the amount of $ 110 was granted to the Former CEO in March 2004 and decided to cancel the bonus and to demand that the Former CEO returns the bonus. The bonus amount was recorded under accounts receivable, and was fully provided to expenses as a doubtful account.

                  3. On November 4, 2004, the Board of Directors decided to demand from the Former CEO to repay to the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the income tax authorities and consultations, the Company recorded a liability to the tax authorities in the amount of $ 269. A corresponding receivable from the Former CEO totaling $ 269 was recorded and fully provided as a doubtful account as of July 31, 2004.

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

      f. On September 7, 2004, certain shareholders demanded from the Former CEO to repay the Company the amount of $ 1,074 (which is the value of the shares that the Company issued as a result of the Former CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the Former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO pays the Company compensation in the amount of $ 645 for damages. The Company's management and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company denies the assertions that may imply to the Company's responsibility and, accordingly, no provision has been made in the accounts.

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


NOTE 5:-    STOCK CAPITAL

      a. On October 27, 2005, the Board of Directors decided to amend the exercise price of 473,445 warrants previously granted to two directors, from $ 1 to $ 0.3 per share. The warrants are exercisable into Common stock on a cashless basis.

      b. In 2004, the Company granted two finders involved with the Company's first PPM, 93,480 fully vested warrants, exercisable until May 2005. On October 27, 2005, the Board of Directors has prolonged the warrants exercise period until May 2006 at no consideration.

            The Company has recorded the benefit totaling $ 10 in general and administrative expenses.


                               - - - - - - - - - -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements - Cautionary Statements

This Form 10-QSB contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding Tissera, Inc.'s (the "Company") financial position, business strategy and plans and objectives of the Company's management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements (the "cautionary statements") reflect the current view of the Company's management with respect to future events and are subject to risks, uncertainties, and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, relationships with vendors, the interest rate environment, governmental regulation and supervision, seasonality, product introductions and acceptance, technological change, changes in industry practices, and one-time events. Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements. The Company does not assume any responsibility to publicly update any of its forward-looking statements regardless whether factors change as a result of new information, future events, or for any other reason. The Company advises you to review any additional disclosures made in its 10-QSB, 8-K, and 10-KSB reports filed with the Commission.

Overview

We were incorporated under the laws of the State of Washington on May 31, 2000. We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach will involve harvesting embryonic mammalian tissue at the optimal gestational stage after which stem cells commit to becoming organ-specific precursor tissues and transplanting them in human recipients. The optimal windows for embryonic tissue transplantation have been defined by Prof. Reisner's lab at the Weizmann Institute. We entered into a Research and License Agreement with Yeda Research and Development Company Limited, which is located in Rehovot, Israel, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. We have a world wide license that shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

We are at the development stage and are devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure. Our former line of business was selling bit error testers. Our license in connection with bit error testers expired in May 2004.

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

      o with regard to the third year of research we paid an amount of US $900,000 of which $225,000 was paid on April 18, 2005; $225,000 was paid on July 11, 2005; $225,000 was paid on October 12, 2005 and $225,000 was paid on January 9, 2006.

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

Results of Operations for the Fiscal Period Ended January 31, 2006 Compared to the Fiscal Period Ended January 31, 2005

Revenues and Cost of Goods Sold

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating expenses

Operating expenses for the period ended January 31, 2006 amounted to $889,000 compared to $1,287,000 in the period ended January 31, 2005. This decrease is attributed to options and warrants granted to employees, service providers and consultants totaling $112,000 in the period ended January 31, 2005 changed to an income of $5,000 in the period ended January 31, 2006 and to a decrease in salaries expenses as well to a decrease in general and administrative expenses. The R&D expenses in the period ended January 31, 2006 amounted to $589,000 compared to $662,000 in the period ended January 31, 2005 this decrease is attributed to a decrease in salaries expenses due to a lesser amount of employees. The Company General and administrative expenses decreased to $300,000 in the period ended January 31, 2006 from $625,000 in the period ended January 31, 2005. The decrease in general and administrative expenses were attributed to costs related to warrants and shares granted to service providers and to employees and directors which changed to income of $5,000 in the period ended January 31, 2006 from an expense of $100,000 in period ended January 31, 2005. In addition the company decreases its general and administrative expenses mainly to its auditors and legal advisors.

Financial Income

The Company has financial income in the amount of $45,000 for the period ended January 31, 2006 compared to net financial income of $28,000 in the period ended January 31, 2005. This is primarily a result from interest income on the funds raised on March 2004 private placement. The Company invests its funds in risk less deposits that bear interest rates of approximately 3.5% per annum.

Taxes on Income

We had a tax expense amounting to $7,000 the quarter ending January 31, 2006 compared to $12,000 January 31, 2005. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in our subsidiary.

Net loss

As a result of the above activities the Company incurred a net loss of $851,000 for the period ended January 31, 2006, as compared to a net loss of $1,271,000 for the period ended January 31, 2005. Liquidity and Capital Resources

Liquidity and Capital Resources

The Company's cash and cash equivalents were $1,718,000 as of January 31, 2006, compared to $2,603,000 as of July 31, 2005; this decrease is attributed to funds used in financing the Company development activities and the overhead related to it. The Company had working capital of $1,346,000 as of January 31, 2006, compared to $2,203,000 as of July 31, 2005. The Company plans to continue to finance its operations through a combination of privet placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. In the event the Company is unable to successfully raise capital and generate revenues, it is unlikely that the Company will have sufficient cash flows and liquidity to finance its business operations as currently contemplated and, thus, will have to cease or delay development of projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all. These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern.

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

      o On September 30, 2004, an investor who participated in the Company's private placement of securities in March 2004, sent a letter to the Company asserting the intention to bring a claim against the Company in the United States District Court for the Southern District of New York in the event that the Company did not reach an appropriate compromise. In March 2005, the Company entered into a settlement agreement with the investor that participated in the March 2004 private placement setting forth a final resolution to such issues;

      o On December 21, 2004, Dr. Rabenou, filed claim in the District Labor Court located in Tel Aviv Israel ("Labor Court") against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $121,000) pursuant to the terms of her employment agreement. This claim remains pending, and the Company intends to continue its current defense efforts with respect to such claim. In addition, the Company, filed a counterclaim against Dr. Rabenou in the Labor Court based on damages incurred to the Company pursuant to certain of Dr. Rabenou's actions or omissions, during her tenure as the Company's CEO. The counterclaim seeks damages against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,023,000). These damages are based primarily on certain actions taken by Dr. Rabenou on January 15, 2004, when Dr. Rabenou recommended the issuance of Company shares to number of specified entities and individuals, including a company known as BioGreen Ltd. ("BioGreen"), to which the Company issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense of $833,700. After Dr. Rabenou resigned as CEO, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure, including the BioGreen matter. The Company's management attempted, unsuccessfully, to identify the specific services that served as the basis for BioGreen's compensation, and Dr. Rabenou refused to cooperate with the Company's investigation. Notwithstanding, in response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas (that the Company believes is BioGreen), and asserting a number of new defenses and mitigating factors, which were not disclosed either during or immediately subsequent to the January 15, 2004 Board of Directors Meeting. The Company initially described the above litigation proceedings, within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of such Form 10-QSB, Dr. Rabenou's legal counsel: (a) communicated to the Company that it believed that the statements in such 10-QSB constituted libel; (b) threatened legal action against the Company if such statements were not withdrawn; and (c) claimed damages of approximately $23,000 related to such alleged libel. The Company, based on the opinion of its legal advisors, does not intend to retract any of its public statements regarding the above matters.

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

      31.1        Certification of the Chief Executive Officer of Tissera, Inc.
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2        Certification of the Chief Financial Officer of Tissera, Inc.
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification of the Chief Executive Officer of Tissera, Inc.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2        Certification of the Chief Financial Officer of Tissera, Inc.
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended January 31, 2006 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


                                  TISSERA, INC.

Dated:March 16, 2006  By:  /s/Amos Eiran
                           -----------------------------------------------------
                           Amos Eiran
                           Chief Executive Officer (Principal Executive Officer)


Dated:March 16, 2006  By:  /s/Alex Werber
                           -----------------------------------------------------
                           Alex Werber
                           Chief Financial Officer (Principal Financial and Accounting Officer)