Form 10QSB
period 2006-04-30
TISSERA INC
filed 2006-06-15
CIK 1122573

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

                  For the quarterly period ended April 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of June 2, 2006, the registrant had 27,770,652 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

================================================================================

Tissera, Inc.

INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE NUMBER
------------------------------                                       -----------

Item 1.  Financial statements
            (unaudited)

         Consolidated Balance Sheets                                        3

         Consolidated Statements of Operations                              4

         Consolidated Statements of Changes in Stockholders'
            Equity (Deficiency)                                             5

         Consolidated Statements of Cash Flows                              6

         Notes to Financial Statements                                   7-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               15

Item 3.  Controls and Procedures                                           19

PART II. OTHER INFORMATION                                                 20
---------------------------

Item 1.  Legal Proceedings                                                 20

Item 2.  Change in Securities                                              21

Item 3.  Defaults Upon Senior Securities                                   21

Item 4.  Submission of Matters to Vote of Security Holders                 21

Item 5.  Other Information                                                 21

Item 6.  Exhibits                                                          21

SIGNATURES                                                                 22

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

                                        TISSERA INC. (Formerly: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                                          April 30,     July 31,
                                                                                            2006          2005
                                                                                          ---------     ---------
                                                                                          Unaudited
                                                                                          ---------
     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                              $   1,438     $   2,603
   Prepaid expenses and other current assets                                                     99           265
                                                                                          ---------     ---------

 Total current assets                                                                         1,537         2,868
                                                                                          ---------     ---------

 RESTRICTED CASH                                                                                  5            --
                                                                                          ---------     ---------

 SEVERANCE PAY FUND                                                                              27            29
                                                                                          ---------     ---------

 PROPERTY AND EQUIPMENT, NET                                                                     15            21
                                                                                          ---------     ---------

 Total assets                                                                             $   1,584     $   2,918
                                                                                          =========     =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Trade payables                                                                         $      10     $       5
   Other accounts payable and accrued expenses                                                  701           660
                                                                                          ---------     ---------

 Total current liabilities                                                                      711           665
                                                                                          ---------     ---------

 ACCRUED SEVERANCE PAY                                                                           38            39
                                                                                          ---------     ---------

 Total liabilities                                                                              749           704
                                                                                          ---------     ---------

 COMMITMENTS AND CONTINGENCIES (Note 4)

 STOCKHOLDERS' EQUITY:
   Stock capital (Note 5) -
     Common stock of $ 0.0001 par value each -
       Authorized: 100,000,000 shares as of April 30, 2006 and July 31, 2005; Issued and outstanding: 27,770,652 and 27,582,114 as of April 30, 2006 and July 31,
          2005, respectively                                                                      3             3
     Preferred stock of $ 0.0001 par value each -
       Authorized: 20,000,000 shares as of April 30, 2006 and July 31, 2005; Issued
          and outstanding: 0 shares as of April 30, 2006 and July 31, 2005                       --            --
   Additional paid-in capital                                                                28,834        28,859
   Deferred stock based compensation                                                            (11)          (31)
   Deficit accumulated during the development stage                                         (27,991)      (26,617)
                                                                                          ---------     ---------

 Total stockholders' equity                                                                     835         2,214
                                                                                          ---------     ---------

 Total liabilities and stockholders' equity                                               $   1,584     $   2,918
                                                                                          =========     =========

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

                                                                                                                From
                                                                                                            May 31, 2000
                                                                                                             (inception
                                                      Nine months ended            Three months ended           date)
                                                          April 30,                     April 30,              through
                                                 --------------------------    --------------------------     April 30,
                                                    2006           2005           2006           2005           2006
                                                 -----------    -----------    -----------    -----------    -----------
                                                                         Unaudited                            Unaudited
                                                 --------------------------------------------------------    -----------
Operating expenses:
Research and development (including
     expenses (income) related to options and
     warrants granted to Yeda (see Note 2)
     and to service providers in the amount
     of $ (25) and $ 14 for the nine months
     ended April 30, 2006 and 2005,
     respectively and $ 0 and $ 5 for the
     three months ended April 30, 2006 and
     2005, respectively)                         $       824    $       946    $       235    $       284    $    15,159

General and administrative (including
     expenses related to options, warrants
     and shares granted to service providers
     and compensation to investor (see Note
     5) in the amount of $ 20 , $ 2,043 for
     the nine months ended April 30, 2006 and
     2005, respectively and $ 2 and $ 1,943
     for the three months ended April 30,
     2006 and 2005, respectively)                        589          2,774            246          2,149         12,811
                                                 -----------    -----------    -----------    -----------    -----------

                                                       1,413          3,720            481          2,433         27,970
Financial income, net                                     50             48              5             20            120
                                                 -----------    -----------    -----------    -----------    -----------

Loss from continuing operations for the
   period                                              1,363          3,672            476          2,413         27,850
Income taxes                                              11             17              4              5             49
                                                 -----------    -----------    -----------    -----------    -----------
Net loss from continuing operations for the            1,374          3,689            480          2,418         27,899
   period
Loss from discontinued operations                         --             --             --             --             92
                                                 -----------    -----------    -----------    -----------    -----------

Net loss                                         $     1,374    $     3,689    $       480    $     2,418    $    27,991
                                                 ===========    ===========    ===========    ===========    ===========

Basic and diluted net loss per share from
   continuing operations                         $      0.05    $      0.13    $      0.02    $      0.08
                                                 ===========    ===========    ===========    ===========

Weighted average number of shares used in
   computing basic and diluted net loss per
   share                                          27,616,527     27,579,252     27,687,673     27,577,868
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

                                                                                                        Deficit
                                                                                                       accumulated      Total
                                                  Stock capital          Additional      Deferred      during the    stockholders'
                                             ------------------------      paid-in     stock based     development      equity
                                               Number        Amount        capital     compensation      stage       (deficiency)
                                             ----------    ----------    ----------    ------------    -----------   ------------
 Balance as of May 31, 2000                          --    $       --    $       --     $       --     $       --     $       --
 Stock issued for cash on May 31, 2000       15,036,000             2             8             --             --             10
 Net loss                                            --            --            --             --             (5)            (5)
                                             ----------    ----------    ----------     ----------     ----------     ----------

 Balance as of July 31, 2000                 15,036,000             2             8             --             (5)             5
 Stock issued for cash on July 17, 2001       3,000,000         *) --            40             --             --             40
 Contribution of capital                             --            --            15             --             --             15
 Net loss                                            --            --            --             --            (30)           (30)
                                             ----------    ----------    ----------     ----------     ----------     ----------

 Balance as of July 31, 2001                 18,036,000             2            63             --            (35)            30
 Contribution of capital                             --            --            15             --             --             15
 Net loss                                            --            --            --             --            (39)           (39)
                                             ----------    ----------    ----------     ----------     ----------     ----------

 Balance as of July 31, 2002                 18,036,000             2            78             --            (74)             6
 Contribution of capital                             --            --            15             --             --             15
 Net loss                                            --            --            --             --            (31)           (31)
                                             ----------    ----------    ----------     ----------     ----------     ----------

 Balance as of July 31, 2003                 18,036,000             2            93             --           (105)           (10)
 Stock issued for cash related to PPM1,
   net of $ 176 of cash issuance expenses     1,767,200         *) --         2,033             --             --          2,033
 Stock issued for cash related to PPM2,
   net of $ 517 of cash issuance expenses     3,142,858             1         4,983             --             --          4,984
 Stock based compensation related to
   warrants granted to service providers             --            --        11,429             --             --         11,429
 Stock based compensation related to
   options granted to employees and
   directors                                         --            --         1,130             --             --          1,130
 Compensation related to stock granted to
   service providers and to employees         3,067,090         *) --         7,366             --             --          7,366
 Deferred stock based compensation                   --            --           163           (163)            --             --
 Exercise of options                          1,543,766         *) --            --             --             --          *) --
 Net loss                                            --            --            --             --        (22,529)       (22,529)
                                             ----------    ----------    ----------     ----------     ----------     ----------

 Balance as of July 31, 2004                 27,556,914             3        27,197           (163)       (22,634)         4,403
 Stock based compensation related to
   warrants granted to investors                     --            --         1,980             --             --          1,980
 Warrants granted to Yeda and to service
   providers                                         --            --          (362)            --             --           (362)
 Amortization of stock based compensation
   related to options granted to
   employees and directors                           --            --            --            176             --            176
 Deferred stock based compensation                   --            --            44            (44)            --             --
 Exercise of options                             25,200         *) --            --             --             --             --
 Net loss                                            --            --            --             --         (3,983)        (3,983)
                                             ----------    ----------    ----------     ----------     ----------     ----------

 Balance as of July 31, 2005                 27,582,114             3        28,859            (31)       (26,617)         2,214
 Exercise of options                            188,538         *) --         *) --             --             --          *) --
 Warrants granted to service providers               --            --           (25)            --             --            (25)
 Amortization of stock based compensation
   related to options granted to
   employees and directors                           --            --            --             20             --             20
 Net loss                                            --            --            --             --         (1,374)        (1,374)
                                             ----------    ----------    ----------     ----------     ----------     ----------

 Balance as of April 30, 2006 (unaudited)    27,770,652    $        3    $   28,834     $      (11)    $  (27,991)    $      835
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

                                        TISSERA INC. (Formerly: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                 From May 31,
                                                                                                    2000
                                                                                                  (inception
                                                             Nine months ended                      date)
                                                                 April 30,          Year ended     through
                                                           ---------------------     July 31,     April 30,
                                                             2006         2005         2005         2006
                                                           --------     --------    ----------    ---------
                                                                 Unaudited                        Unaudited
                                                           ---------------------                  ---------
 Cash flows from operating activities:
   Net loss                                                $ (1,374)    $ (3,689)    $ (3,983)    $(27,991)
   Adjustments required to reconcile net loss to net
      cash used in operating activities:
     Depreciation                                                 6           11           14           23
     Expenses (income) related to warrants granted to
       Yeda and to service providers                            (25)          14         (362)      11,042
     Expenses related to options granted to employees
       and directors                                             20           63          176        1,326
     Expenses related to shares and warrants granted to
       service providers and compensation to investors           --        1,980        1,980        9,346
     Decrease (increase) in prepaid expenses and other
       current assets                                           166          (66)         (28)         (99)
     Increase (decrease) in trade payables                        5          (15)         (16)          10
     Increase in accounts payable and accrued expenses           41            6          157          701
     Increase in accrued severance pay, net                       1            1            6           11
                                                           --------     --------     --------     --------

 Net cash used in continuing operating activities            (1,160)      (1,695)      (2,056)      (5,631)
 Net cash provided by discontinued operating activities          --           --           --           75
                                                           --------     --------     --------     --------

 Total net cash used in operating activities                 (1,160)      (1,695)      (2,056)      (5,556)
                                                           --------     --------     --------     --------

 Cash flows from investing activities:
   Sales of property and equipment                               --            9            9            9
   Restricted cash                                               --           (6)          (6)         (47)
                                                           --------     --------     --------     --------

 Net cash provided by (used in) continuing investing
   activities                                                    --            3            3          (38)
 Net cash used in discontinued investing activities              --           --           --          (15)
                                                           --------     --------     --------     --------

 Total net cash provided by (used in) investing
   activities                                                    --            3            3          (53)
                                                           --------     --------     --------     --------

 Cash flows from financing activities:
   Issuance of shares and warrants, net                       *) --           --        *) --        7,017
   Receipts on account of shares                                 (5)          --           --           (5)
                                                           --------     --------     --------     --------

 Net cash provided by (used in) continuing financing
   activities                                                    (5)          --           --        7,012
 Net cash provided by discontinued financing activities          --           --           --           35
                                                           --------     --------     --------     --------
 Total net cash provided by (used in) financing
   activities                                                    (5)          --           --        7,047
                                                           --------     --------     --------     --------

 Increase (decrease) in cash and cash equivalents            (1,165)      (1,692)      (2,053)       1,438
 Cash and cash equivalents at beginning of period             2,603        4,656        4,656           --
                                                           --------     --------     --------     --------

 Cash and cash equivalents at end of period                $  1,438     $  2,964     $  2,603     $  1,438
                                                           ========     ========     ========     ========

 Non-cash financing activity:
   Licenses purchased against notes payable                $     --     $     --     $     --     $     28
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

      b. The accompanying unaudited interim consolidated financial statements have been prepared as of April 30, 2006 and for the nine months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending July 31, 2006.

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

      c.    Going concern considerations:

      The Company's accumulated deficit and net loss as of April 30, 2006, amounted to approximately $ 27,991 and $ 1,374, respectively. The Company is currently negotiating fund raising with potential investors. In addition, the Company has finalized its current research and development agreement with Yeda (see Note 2) so as to reduce its current R&D expenses arising on its execution. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has incurred recurring operating losses, has generated an accumulated deficit and has a negative cash flow from operating activities. The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

      d.    Risk factors:

            The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services are to be provided until April 2007. Thereafter, the Company will have to negotiate for new research services to be received whether from Yeda or from other service providers. If Yeda fails to provide the research services or is unwilling to continue to provide research services after April 2007 at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, increase in expenses and could adversely affect the Company's results of operations and cash flows. In addition, as discussed in Note 2, Yeda may terminate the research and license agreement under certain conditions.

NOTE 2:- RESEARCH AND LICENSE AGREEMENT

            On October 8, 2003, the Company entered into a research and license agreement ("the agreement") with Yeda. The Company conducted the research for a period of three years, at the Weizmann Institute of Science (the commercialization company of Yeda). On April 11, 2006 the Company has signed an agreement with Yeda, extending the research period by addiyional one year, until April 2007. The research relates to an invention comprising methods of organ transplantation employing nephric tissues. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United
            States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement. Currently, the Company complies with all of the terms of the agreement.

            The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 3,010,699 and 3,612,839, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) October 7, 2013. As of the balance sheet date, 1,430,875 of the Company's shares of Common stock are underlying the warrants. The warrants shall be exercisable on a cashless basis.

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

            Since the license is used for research and development activities and no alternative use exists for the license, the cost of the license was recorded as research and development (income) expenses in the amount of $ (156) and $ 0 for the nine months ended April 30, 2005 and April 30, 2006, respectively and $ (109) and $ 0 for the three months ended April 30, 2005 and April 30, 2006, respectively. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 1,558,896 shares of Common stock. Since Yeda is entitled to a fix percentage of warrants as described above, exercising warrants during the period, entitles Yeda to an additional 9,715 warrants. Each such warrant shall be immediately exercisable at fair value till the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

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

            According to the agreement, the Company paid Yeda with regard to the first year of the research period commencing April 9, 2003, an amount of $ 900.

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

NOTE 2:- RESEARCH AND LICENSE AGREEMENT (Cont.)

            In April 2006, the Company signed a third addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 600 to be paid in four equal installments payable in advance in respect of the fourth year of the research period ending April 9, 2007.

            According to the agreement, if within the fourth research year, the Company raises at least $ 1,000 due to an investment or merger as defined in the agreement, or granted an amount of $ 300 designated to finance the research and development than the budget shall increase to $ 900.

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

      a. The significant accounting policies applied in the consolidated financial statements as of April 30, 2006, are consistent with those applied in the consolidated financial statements as of July 31, 2005.

            These financial statements should be read in conjunction with the audited annual financial statements of the Company as of July 31, 2005 and their accompanying notes.

      b.    Accounting for share-based compensation:

            The Company has elected to follow Accounting Principles Board Statement No. 25, "Accounting for Stock Options Issued to Employees" ("APB No. 25"), and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44") in accounting for its employee stock options. Under APB No. 25, when the exercise price of the Company's stock options is less than the market price of the underlying stock on the date of grant, compensation expense is recognized over the option's vesting period.

            Pro forma information regarding net loss and loss per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes options pricing model, with the following weighted average assumptions for the nine months ended April 30, 2006 and 2005: weighted average volatility of 208%, risk-free interest rates of 3.94%, dividend yields of 0% and a weighted-average expected life of the options of
            7.03 years, respectively.

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized over their vesting period. The Company's pro forma information under SFAS No. 123 is as follows:

                                                                   Nine months ended
                                                                       April 30,
                                                                  -------------------
                                                                   2006        2005
                                                                  -------     -------
                                                                       Unaudited
                                                                  -------------------
            Net loss as reported                                  $ 1,374     $ 3,689

            Deduct: stock-based employee compensation
              expense included in reported net loss in
              accordance with APB No. 25                              (20)       (170)
            Add: stock-based employee compensation
              expense determined under fair value method              770         719
                                                                  -------     -------

            Pro forma net loss                                    $ 2,124     $ 4,238
                                                                  =======     =======

            Net loss per share (basic and diluted) as reported    $ (0.05)    $ (0.15)
                                                                  =======     =======

            Pro forma net loss per share (basic and diluted)      $ (0.08)    $ (0.13)
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

            2. On November 4, 2004, the Board of Directors has questioned the procedures according to which a bonus in the amount of $ 110 was granted to the Former CEO in March 2004 and decided to cancel the bonus and to demand that the Former CEO returns the bonus. The bonus amount was recorded under accounts receivable, and was fully provided for as a doubtful account.

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

                  The former CEO claims in a letter dated March 7, 2006, that the warrants were issued free of all taxes and that if the tax authorities will demand any sums then reimbursement shall be demanded from the Company. The Company rejects these demands in its response from March 23, 2006. Furthermore, since the company intends to continue its claim and collects the withholding tax from the Former CEO, management is of the opinion that it dose not have a gross up tax exposure with regard the exercise of the options.

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

            No  compensation   was  recorded  since  the  exercise  price  after
            modification is higher than the fair value of the warrants.

      b. In 2004, the Company granted two finders involved with the Company's first PPM, 43,680 fully vested warrants, exercisable until May 2005. On October 27, 2005, the Board of Directors has prolonged the warrants exercise period until May 2006 at no consideration. The Company has recorded the benefit totaling $ 10 in general and administrative expenses.

            Post balance sheet date the above warrants were exercised into shares.

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

      o pursuant to the third addendum of the Research Agreement dated April 11, 2006, with regard to the fourth year of research we committed to pay an amount of US $600,000 of which $150,000 was paid on May 2, 2006. The amount payable may be increased to $900,000 if the Company achieves certain fund raising milestones. Further, the termination for the research period was extended from April 10, 2006 to April 9, 2007.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. The company has applied to Yeda for the deferral of the submission of this program to September 2005, and Yeda has given its consent for the deferral. The September 2005 product development plan has been submitted to Yeda. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

      o     $50,000 per year commencing on April 9, 2007;
      o 4% of net sales of all products covered by the Research and License Agreement;
      o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and
      o 16% of all sublicense fees for all agreements entered into after such one year period.

Results of Operations for the Fiscal Period Ended April 30, 2006 Compared to the Fiscal Period Ended April 30, 2005

Revenues and Cost of Goods Sold

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating Expenses

Operating expenses for the period ended April 30, 2006 amounted to $1,413,000 compared to $3,720,000 in the period ended April 30, 2005. This decrease is attributed to options and warrants granted to employees, service providers and consultants totaling $2,057,000 in the period ended April 30, 2005 compared to an income of $5,000 in the period ended April 30, 2006 and to a decrease in salaries expenses as well to a decrease in general and administrative expenses. The R&D expenses in the period ended April 30, 2006 amounted to $824,000 compared to $946,000 in the period ended April 30, 2005 this decrease is attributed mainly to a decrease in salaries expenses due to a lesser amount of employees. The Company's general and administrative expenses decreased to $589,000 for the period ended April 30, 2006 from $2,774,000 in the period ended April 30, 2005. The decrease in general and administrative expenses were attributed to costs related to warrants and shares granted to service providers and to employees and directors which decreased to $20,000 in the period ended April 30, 2006 from $2,043,000 in period ended April 30, 2005. In addition, the Company decreased its general and administrative expenses through the decrease in payments to its auditors and legal advisors.

The Company had financial income in the amount of $50,000 in the period ended April 30, 2006 compared to net financial income of $48,000 in the period ended April 30, 2005. This is primarily a result from interest income on the funds raised on March 2004 private placement. The Company invests its funds in risk less deposits that bear interest rates of approximately 4.0% per annum.

TAXES ON INCOME

We had a tax expense amounting to $11,000 the period ending April 30, 2006 compared to $17,000 April 30, 2005. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in our subsidiary.

Net loss

As a result of the above factors, the Company incurred a net loss of $1,374,000 for the period ended April 30, 2006, as compared to a net loss of $3,689,000 for the period ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $1,438,000 as of April 30, 2006, compared to $2,603,000 as of July 31, 2005. This decrease in Cash and Cash equivalents is attributable to the Company's need to finance its development activities from its cash and cash equivalents. We had a working capital of $826,000 as of April 30, 2006, compared to $2,203,000 as of July 31, 2005. We plan to continue to consume cash in our research and development activities by payments of salaries, payments for services received from Yeda and other costs. We also plan to continue finance our operations through a combination of private placements, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

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

      o On September 30, 2004, an investor who participated in the Company's private placement of securities in March 2004, sent a letter to the Company asserting the intention to bring a claim against the Company in the United States District Court for the Southern District of New York in the event that the Company did not reach an appropriate compromise. In March 2005, the Company entered into a settlement agreement with the investors that participated in the March 2004 private placement setting forth a final resolution to such issues; and

      o On December 21, 2004, Dr. Rabenou, filed claim in the District Labor Court located in Tel Aviv Israel ("Labor Court") against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $125,000) pursuant to the terms of her employment agreement. This claim remains pending, and the Company intends to continue its current defense efforts with respect to such claim. In addition, the Company, filed a counterclaim against Dr. Rabenou in the Labor Court based on damages incurred to the Company pursuant to certain of Dr. Rabenou's actions or omissions, during her tenure as the Company's CEO. The counterclaim seeks damages against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,089,000). These damages are based primarily on certain actions taken by Dr. Rabenou on January 15, 2004, when Dr. Rabenou recommended the issuance of Company shares to number of specified entities and individuals, including a company known as BioGreen Ltd.
            ("BioGreen"), to which the Company issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense of $833,700. After Dr. Rabenou resigned as CEO, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure, including the BioGreen matter. The Company's management attempted, unsuccessfully, to identify the specific services that served as the basis for BioGreen's compensation, and Dr. Rabenou refused to cooperate with the Company's investigation. Notwithstanding, in response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas (that the Company believes is BioGreen), and asserting a number of new defenses and mitigating factors, which were not disclosed either during or immediately subsequent to the January 15, 2004 Board of
            Directors Meeting. The Company initially described the above litigation proceedings, within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of such Form 10-QSB, Dr. Rabenou's legal counsel: (a) communicated to the Company that it believed that the statements in such 10-QSB constituted libel; (b) threatened legal action against the Company if such statements were not withdrawn; and (c) claimed damages of approximately $23,000 related to such alleged libel. The Company, based on the opinion of its legal advisors, does not intend to retract any of its public statements regarding the above matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)   Exhibit  Description

      10.1 Third Addendum Agreement by and between Yeda Research and Development Company Ltd. and Tissera Ltd. dated April 11, 2006

      31.1 Certification of the Chief Executive Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of the Chief Executive Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended April 30, 2006 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                        TISSERA, INC.


Dated: June 15, 2006                    By: /s/Amos Eiran
                                            --------------
                                            Amos Eiran
                                            Chief Executive Officer


Dated: June 15, 2006                    By: /s/Alex Werber
                                            --------------
                                            Alex Werber
                                            Chief Financial Officer