Form 10KSB
period 2006-07-31
TISSERA INC
filed 2006-10-30
CIK 1122573

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
      1934

                    For the fiscal year ended July 31, 2006.

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

                    Amos Eiran, Chairman of the Board and CEO
                              Herzlia Business Park
                             8 Maskit St., 4th floor
                                     Herzlia
                                  46733 Israel
                                 +972-9-9561151
    (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

The issuer's had no revenues for the year ended July 31, 2006.

At July 31, 2006, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 27,814,332.

                                 TABLE OF CONTENTS

                                     PART I

Item 1.  Description of Business ...........................................   1

Item 2.  Description of Property ...........................................   5

Item 3.  Legal Proceedings .................................................   5

Item 4.  Submission  Of  Matters  To  A Vote Of Security Holders ...........   5

                                    PART II

Item 5.  Market  For  Common  Equity And Related Stockholder Matters .......   6

Item 6.  Management's Discussion And Analysis Of Financial Condition,
Changes In Financial Condition And  Results Of Operations ..................   7

Item 7.  Financial  Statements .............................................   9

Item 8. Changes And Disagreements With Accountants On Accounting And
Financial  Disclosure ......................................................  10

Item 8A. Controls and Procedures ...........................................  10

Item 8B. Other Information .................................................  10

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons;
Compliance With Section 16(A) Of The Exchange Act ..........................  11

Item 10.  Executive  Compensation ..........................................  11

Item 11. Security Ownership Of Certain Beneficial Owners And Management ....  12

Item 12.  Certain  Relationships  And  Related  Transactions ...............  12

Item 13.  Exhibits .........................................................  13

Item 14.  Principal Accountant Fees and Services ...........................  13

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

On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc.".

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

For the year ended July 31, 2006, we did not generate revenues and generated net losses of $1,715,000 as compared to no revenue and net losses in the amount of $3,983,000 for the year ended July 31, 2005.

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

Plan of Operation

The Company has licensed the right to develop products for solid organ transplantation from embryonic tissue from Yeda and entered an agreement to sponsor research in Prof. Reisner's laboratory at the Weizmann Institute of Science for three years on May, 2006 the research agreement was prolonged for an additional year unitl April 9, 2007 Prof. Reisner's team is continuing the development of applications employing kidney precursor tissue as well as pancreas and liver precursor tissues. Prof. Reisner plans to begin experiments implanting pancreatic precursor tissues harvested from pig embryos into pigs and monkeys. This will allow scientists to monitor the growth of precursor tissues in a large animal, to develop appropriate surgical techniques, to optimize the amount of tissue transplanted and to determine the most suitable use of immunosuppressive drugs. The Company will initially seek approval through pre-clinical development in Israel and/or Europe.

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

      o pursuant to the third addendum of the Research Agreement dated April 11, 2006, with regard to the fourth year of research we committed to pay an amount of US $600,000 of which $150,000 was paid on May 2, 2006 and $150,000 was paid on July 19, 2006. Further, the termination for the research period was extended from April 10, 2006 to April 9, 2007.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. The company has applied to Yeda for the deferral of the submission of this program to September 2005, and Yeda has given its consent for the deferral. The September 2005 product development plan has been submitted to Yeda. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

      o $50,000 per year commencing from the end of the license period, which has been extended until April 9, 2007;

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

Employees

We currently only have three officers and no day to day employees. Mr. Amos Eiran serves as Chairman of the Board and CEO, Mr. Alex Werber serves as our Chief Financial officer and Dr. Uri Elmaleh serves as our V.P. of Medical and Regulatory Affairs. We currently use consultants, attorneys and accountants as necessary. If we hire employees a portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

      o On December 21, 2004, Dr. Rabenou, our former CEO and a director, filed claim in the District Labor Court located in Tel Aviv Israel ("Labor Court") against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $128,418) pursuant to the terms of her employment agreement. This claim remains pending, and the Company intends to continue its current defense efforts with respect to such claim. In addition, the Company, filed a counterclaim against Dr. Rabenou in the Labor Court based on damages incurred to the Company pursuant to certain of Dr. Rabenou's actions or omissions, during her tenure as the Company's CEO. The counterclaim seeks damages against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,141,018). These damages are based primarily on certain actions taken by Dr. Rabenou as follows: (i) the issuance of an unauthorized bonus to Dr. Rabenou while she was CEO in the amount of $110,000 upon completion of the private offering in the amount of $5,500,000 in March 2004;; (ii) the issuance of 280,000 shares of common stock to Pini Rabenou, the brother of Dr. Rabenou, for which the Company did not receive any discernable consideration; (iii) the failure to withhold Israeli income taxes with respect to the exercise of options by Dr. Rabenou; and (iv) the issuance of shares to Biogreen Ltd. as more fully described below. On January 15, 2004, when Dr. Rabenou recommended the issuance of Company shares to number of specified entities and individuals, including a company known as BioGreen Ltd. ("BioGreen"), to which the Company issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense of $833,700. After Dr. Rabenou resigned as CEO, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure, including the BioGreen matter. The Company's management attempted, unsuccessfully, to identify the specific services that served as the basis for BioGreen's compensation, and Dr. Rabenou refused to cooperate with the Company's investigation. Notwithstanding, in response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she denied our claims and asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas (that the Company believes is BioGreen), and asserting a number of new defenses and mitigating factors, which were not disclosed either during or immediately subsequent to the January 15, 2004 Board of Directors Meeting. The Company initially described the above litigation proceedings, within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of such Form 10-QSB, Dr. Rabenou's legal counsel: (a) communicated to the Company that it believed that the statements in such 10-QSB constituted libel; (b) threatened legal action against the Company if such statements were not withdrawn; and (c) claimed damages of approximately $23,000 related to such alleged libel. The Company, based on the opinion of its legal advisors, does not intend to retract any of its public statements regarding the above matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the forth quarter ended 2006, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a) Market Information

The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "TSSR". The Company's common stock was traded on the OTC Bulletin Board under the symbol "BRTL". The Company's common stock began trading on August 27, 2002.

The table below sets forth the high and low sales prices for the Company's common stock for the relevant calendar quarters of 2005, 2006 and 2007. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year   Quarter   High    Low
----   -------   -----   -----
2005   First     $0.48   $0.26
2005   Second    $0.47   $0.28
2005   Third     $0.38   $0.18
2005   Fourth    $0.28   $0.15
2006   First     $0.26   $0.14
2006   Second    $0.15   $0.08
2006   Third     $0.18   $0.08
2006   Fourth    $0.13   $0.08
2007   First*    $0.11   $0.06

*Up to October 23, 2006

b) Holders

As of October 23, 2006, there were approximately 59 shareholders of record holding a total of 27,814,332 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

      o pursuant to the third addendum of the Research Agreement dated April 11, 2006, with regard to the fourth year of research, we committed to pay an amount of US $600,000 of which $150,000 was paid on May 2, 2006 and $150,000 was paid on July 19,2006. Further, the termination for the research period was extended from April 10, 2006 to April 9, 2007.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval. The company has applied to Yeda for the deferral of the submission of this program to September 2005, and Yeda has given its consent for the deferral. The September 2005 product development plan has been submitted to Yeda. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

      o $50,000 per year commencing from the end of the license period, which has been extended until April 9, 2007;

      o 4% of net sales of all products covered by the Research and License Agreement;

      o 33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

      o 16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JULY 31, 2006 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2005

REVENUES AND COSTS OF GOODS SOLD

We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses from continuing operations for the year ended July 31, 2006 were $1,760.000 as compared to $4,036,000 for the year ended July 31, 2005. This decrease is attributed mainly to options and warrants granted to employees, service providers and consultants totaling $7,000 in the year ended July 31, 2006 as compared to $1,794,000 during the year ended July 31, 2005 and to a decrease in salaries expenses as well to a decrease in general and administrative expenses.

The R&D expenses for the year ended July 31, 2006 amounted to $1,031,000 compared to $1,296,000 during the year ended July 31, 2005. This decrease is attributed mainly to a decrease in salaries expenses due to a lesser amount of employees during the year ended July 31, 2006 and to a decrease in the amount paid to Yeda.

Our general and administrative expenses decrease to $729,000 for the year ended July 31, 2006 from $2,740,000 for the year ended July 31, 2005. The decrease in general and administrative expenses is attributed to a decrease in costs related to warrants and shares granted to service providers and to employees and directors which was $1,780,000 for the year ended July 31, 2005 and $27,000 for year ended July 31, 2006. On March 16, 2005, the Company entered into a Settlement Agreement in which it amended the terms of the private offering from March 18, 2004, in which the Company received gross proceeds in the amount of $5,500,000. The Company recorded an expense of $1,980,000 in relation with the Settlement Agreement. In addition the company decreases its general and administrative expenses mainly to its auditors and legal advisors.

FINANCIAL INCOME

We had net financial income in the amount of $55,000 for the year ended July 31, 2006 compared to net financial income of $68,000 for the year ended July 31, 2005. This is primarily a result from interest income on the funds raised on March 2004 privet placement. The decrease in financial income is attributed to a decrease in fund available for investment due to it uses cash to finance its Research and development activities. The Company has invested its funds in bank deposits that bear interest rates of approximately 5.0% per annum.

TAXES ON INCOME

Taxes on Income

We had a tax expense amounting to $10,000 for the year ended July 31, 2006 compared to $15,000 for the year ended July 31, 2005. These expense resulting from tax liability of our wholly owned subsidiary Tissera Ltd.

Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in our subsidiary.

NET LOSS

As a result of the above, we incurred a net loss of $1,715,000 for the year ended July 31, 2006, as compared to a net loss of $3,983,000 for the year ended July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and short-term deposit were $938,000 as of July 31, 2006, compared to $2,603,000 as of July 31, 2005. This decrease in Cash and Cash equivalents is attributed to the Company need to finance its development activities from its cash and short-term deposit. We had a working capital of $499,000 as of July 31, 2006, compared to $2,203,000 as of July 31, 2005. We plan to continue to consume cash in our research and development activities by payments of salaries, payments for services received from Yeda and other costs. We also plan to continue finance our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

ITEM 7. FINANCIAL STATEMENTS

The financial statements are attached hereto following the signature page beginning on page F-1.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's directors hold office until the annual meeting of shareholders next held after their election. The officers and directors of the Company as of October 23, 2006 are as follows:

   Name          Age   Position
--------------   ---   ---------------------------------------
Amos Eiran       70    Chief Executive Officer and Chairman of
                       the Board of Directors
Alex Weber       51    Chief Financial Officer and Chief
                       Accounting Officer
Robert G. Pico   61    Director
Uri  Elmaleh     59    VP Research
Meir Segev       53    Director
Peretz Shmuel    65    Director

Amos Eiran was appointed on September 7, 2004 as the Chairman of the Board and as the Acting Chief Executive Officer of the Company. On March 13, 2006 Amos Eiran was appointed as Chief Executive Officer. Mr. Eiran serves as Chairman of Atudot, a major Israeli pension fund, and Chairman of the Investments Committee of Clal Insurance Group, an Israeli insurance company. He also serves as a director of Deleck Oil Exploration. Mr. Eiran has been a director for Medis Technologies Ltd. (Nadaq: MDTL) since 1992 and is also a director of two of its subsidiaries, Medis Inc. and Medis El. Through the summer of 2002, Mr. Eiran served as the Chairman of the Industrial Cooperation Authority, the agency in charge of the buy-back and offset programs of the State of Israel, for seven years. Mr. Eiran was Director General of the Prime Minister's office during Yitzhak Rabin's first term as Prime Minister. Prior to and after his term with the Prime Minister's office, he was Director General and Chairman of Mivtahim, the largest pension fund in Israel. From 1993 to 1995, Mr. Eiran served as a director for XTL Biopharmaceuticals Ltd., a company presently traded on the London Stock Exchange. Mr. Eiran received a bachelor's degree in Liberal Arts from American University in Washington D.C. in 1968, a master's degree in History from Tel Aviv University in 1974, a diploma in business administration from Harvard University in 1963 and a diploma in investments from the Wharton Business School in 2002.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates during fiscal year 2006. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended July 31, 2006, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2004, 2005 and 2006 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                        ---------------------------------
                         Annual Compensation                     Awards           Payouts
                       ------------------------------------------------------------------
                                               Other                 Securities
                                               Annual   Restricted     Under-
Name and                                      compen-      Stock        lying       LTIP     All Other
Principal              Salary    Bonus         sation     Awards      Options/    Payouts     Compen-
Position        Year-    ($)      ($)           ($)         ($)       SARs (#)      ($)     sation ($)
-------------------- ---------------------------------------------------------------------------------
Vicki Rabenou   2006        --        --           --           --           --        --           --
                2005   125,000        --           --           --           --        --      158,415
                2004   179,000   110,000(1)        --           --    2,042,551        --      868,492(2)

Amos Eiran      2006   180,000        --           --           --           --        --           --
                2005   162,000        --           --           --    1,500,000        --       20,156
                2004        --        --           --           --           --        --           --

(1) On November 4, 2004, the Board of Directors decided to rescind the Bonus granted to Dr. Rabenou. Dr. Rabenou refused to repay any such amount pursing the Company request. This amount is included with in the Company claim against Dr.Rabenou.

(2) Represents value of the options granted to Dr. Rabenou.

Compensation of Directors

Mr. Pico and Mr. Segev received warrants to purchase 270,540 shares of common stock each at an exercise price of $ 0.30.

Mr. Smuel Peretez received warrants to purchase 270,540 shares of common stock at an exercise price of $ 0.31.

Directors who are not employees of the Company are paid $500 for participation in Board meeting and $250 for telephonic attendance as well as annual fee of $8,400.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of October 23, 2006, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

                   Name and Address of
Title of Class     Beneficial Owner                  Amount of Shares(2)   Percent of Class(2)
----------------   -------------------------------   -------------------   -------------------
Common Stock       Robert G. Pico**                  225,450 (3)           *%
                   3 Field Drive
                   Woodbridge, CT 06525

Common Stock       Alex Werber**                     88,888 (4)            *%

Common Stock       Amos Eiran**                      1,500,000 (1)         4.86%

Common Stock       Meir Segev**                      232,965(3)            *%

Common Stock       Peretz Shmuel**                   142,785               *%

Common Stock       Uri  Elmaleh **                   206,111               *%

Common Stock       Sharon Laor                       1,620,000             5.82%
                   27 Alexander Penn
                   Tel Aviv, Israel 69641

Common Stock       Yael Zucker                       1,740,000             6.26%
                   27 Alexander Penn
                   Tel Aviv, Israel 69641

Common Stock       All officers and directors as a   2,362,583             7.92%
                   Group

* Less than 1% of the outstanding common stock.

** Executive officer and/or director. Addresses are c/o Tissera, Inc., Herzlia Business Park, 8 Maskit Street, 4th Floor 46733 Israel.

(1) The Company granted Mr. Eiran warrants to purchase 1,500,000 shares of common stock at an exercise price of $0.30. Executive's rights to exercise the warrants shall vest in 24 equal monthly installments during a period of two years commencing September 7, 2004, of which 1,500,000 are currently vested.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of October 23, 2006. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on October 23, 2006 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of October 23, 2006, we had 27,814,332 shares of common stock outstanding.

(3) Received a warrant to purchase 270,540 shares of common stock, of which 225,450 are vested for Mr. Pico and 216,111 are vested for Meir Segev.

(4) We granted a warrant to purchase 100,000 shares of common stock to Mr. Werber. Currently, 88,888 shares of common stock have vested in connection with the warrant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

Mr. Meir Segev and Mr. Robert G. Pico, our directors, each received 270,540 warrants which vest at the rate of 22,545 shares of common stock every three months during the terms of the warrants. The warrants are exercisable at $0.30 per share.

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

In consideration for Dr. Rabenou's efforts in obtaining financing for the Company in the amount of $5,500,000 in March 2004, the Board of Directors granted a bonus in the amount of $110,000 to Dr. Rabenou. On November 4, 2004, the Board of Directors decided to cancel a former bonus granted to Dr. Rabenou in March 2004, in the amount of $110,000 and demand the bonus to be repaid, based on the Board of Directors' analysis that the grant of such bonus was not approved by a majority of the Company's shareholders. The Company has submitted a letter to the former CEO demanding that the bonus be repaid and filed a counterclaim against Dr. Rabenou seeking full restitution. Dr. Rabenou filed a reply brief within which she denied our claims.

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

ITEM 13. EXHIBITS

Exhibit  Page
No.      No.    Description
-------- ----   ----------------------------------------------------------------
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

***Incorporated by reference filed with Company's Form 8-K filed with the Securities and Exchange Commission on January 13, 2004.

**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2003.

***** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.

****** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 2003.

******Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on November 3, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the two years ended July 31, 2006 and 2005 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during that fiscal years were $70,000, and $92,000, respectively.

Audit Related Fees. The Company did not engage auditors to provide any other professional services to the Company during the two fiscal years ended July 31, 2006 and 2005.

All Other Fees. There were no fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended July 31, 2006 and 2005.

For the fiscal years ended July 31, 2005. $5,000 was billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees"

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has confirmed that no conflict exists.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of October 2006.

                                        TISSERA, INC.


                                        /s/ Amos Eiran
                                        ----------------------------------------
                                        Name: Amos Eiran
                                        Title: Chairman of the Board of
                                               Directors and Chief Executive
                                               Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                  Date
---------                               -----                  ----


/s/ Amos Eiran                    Chief Executive              October  30, 2006
-------------------------------   Officer and Chairman of
                                  the Board of Directors


/s/ Alex Werber                   Chief Financial              October  30, 2006
-------------------------------   Officer & Chief Accounting
                                  Officer


/s/ Robert G. Pico                Director                     October  30, 2006
-------------------------------


/s/ Meir Segev                    Director                     October  30, 2006
-------------------------------


/s/ Peretz Shmuel                 Director                     October  30, 2006
-------------------------------

                         TISSERA INC. AND ITS SUBSIDIARY
                           (FORMERLY: BERT LOGIC INC.)

                          (A development stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JULY 31, 2006

                                 IN U.S. DOLLARS

                                      INDEX

                                                                           Page
                                                                           ----
Report of Independent Registered Public Accounting Firm                      2

Consolidated Balance Sheets                                                  3

Consolidated Statements of Operations                                        4

Statements of Changes in Stockholders' Equity (Deficiency)                   5

Consolidated Statements of Cash Flows                                        6

Notes to Consolidated Financial Statements                                7 - 27

[ERNST & YOUNG LOGO]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the shareholders of

                                  TISSERA INC.
                           (FORMERLY: BERT LOGIC INC.)
                          (A development stage company)

      We have audited the accompanying consolidated balance sheets of Tissera Inc. (Formerly: Bert Logic Inc.) ("the Company") (a development stage company) and its subsidiary as of July 31, 2006 and 2005 and the related consolidated statements of operations, statements of changes in stockholders' equity (deficiency) and the consolidated statements of cash flows for each of the years then ended and for the period from May 31, 2000 (inception) through July 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of July 31, 2003 and for the period from May 31, 2000 (inception) through July 31, 2003, were audited by other auditors whose report dated September 13, 2003 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from May 31, 2000 (inception) through July 31, 2003 included a net loss of $ 105 thousand. Our opinion on the consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period from May 31, 2000 (inception) through July 31, 2006 insofar as it relates to amounts for prior periods through July 31, 2003, is based solely on the report of other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of July 31, 2006 and 2005, and the consolidated results of their operations and cash flows for each of the years then ended and for the period from May 31, 2000 (inception) through July 31, 2006 in conformity with accounting principles generally accepted in the Unites States.

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

Tel-Aviv, Israel                                  KOST FORER GABBAY & KASIERER
October 30, 2006                                A Member of Ernst & Young Global

                         TISSERA INC. AND ITS SUBSIDIARY
                           (FORMERLY: BERT LOGIC INC.)
                          (A development stage company)

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

                                                                  July 31,
                                                            -------------------
                                                              2006       2005
                                                            --------   --------

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                 $    111   $  2,603
  Short-term deposit (Note 4)                                    844         --
  Accounts receivable and prepaid expenses (Note 5)              174        265
                                                            --------   --------
Total current assets                                           1,129      2,868
                                                            --------   --------
RESTRICTED CASH                                                    5         --
                                                            --------   --------
SEVERANCE PAY FUND                                                33         29
                                                            --------   --------
PROPERTY AND EQUIPMENT, NET (Note 6)                              13         21
                                                            --------   --------
Total assets                                                $  1,180   $  2,918
                                                            ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                            $      4   $      5
  Other accounts payable and accrued expenses (Note 7)           626        660
                                                            --------   --------
Total current liabilities                                        630        665
                                                            --------   --------
ACCRUED SEVERANCE PAY                                             44         39
                                                            --------   --------
COMMITMENTS AND CONTINGENCIES  (Note 8)
Total liabilities                                                674        704
                                                            --------   --------
STOCKHOLDERS' EQUITY:
  Stock capital (Note 10) -
  Common stock of $ 0.0001 par value each -
    Authorized: 100,000,000 shares as of July 31, 2006
      and 2005; Issued and outstanding: 27,814,332 and
      27,582,114 shares as of July 31, 2006 and 2005,
      respectively                                                 3          3
  Preferred stock of $ 0.0001 par value each -
    Authorized: 20,000,000 shares as of July 31, 2006
      and 2005; Issued and outstanding: 0 shares as of
      July 31, 2006 and 2005                                      --         --
  Additional paid-in capital                                  28,839     28,859
  Deferred stock based compensation                               (4)       (31)
  Deficit accumulated during the development stage           (28,332)   (26,617)
                                                            --------   --------
Total stockholders' equity                                       506      2,214
                                                            --------   --------
Total liabilities and stockholders' equity                  $  1,180   $  2,918
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

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

                                                                                                  From
                                                                                              May 31, 2000
                                                                                            (inception date)
                                                                   Year ended July 31,           through
                                                                -------------------------       July 31,
                                                                    2006          2005            2006
                                                                -----------   -----------   ----------------
Operating expenses:
  Research and development (including expenses (income)
    related to options granted to employees and warrants
    granted to Yeda and to service providers in the amount of
    $ (20) and $ 14 for the years ended July 31, 2006 and
    2005, respectively)                                         $     1,031   $     1,296        $15,064
  General and administrative (including expenses related to
    warrants, options and shares granted to service
    providers, employees and directors and compensation to
    investors in the amount of $27 and $ 1,780 for the years
    ended July 31, 2006 and 2005, respectively)                         729         2,740         13,253
                                                                -----------   -----------        -------
                                                                      1,760         4,036         28,317
Financial income, net (Note 12)                                          55            68            125
                                                                -----------   -----------        -------
Loss from continuing operations before income taxes                   1,705         3,968         28,192
Income taxes (Note 9)                                                    10            15             48
                                                                -----------   -----------        -------
Loss from continuing operations                                       1,715         3,983         28,240
Loss from discontinued operations (Note 1a)                              --            --             92
                                                                -----------   -----------        -------
Net loss                                                        $     1,715   $     3,983        $28,332
                                                                ===========   ===========        =======
Basic and diluted net loss per share                            $      0.06   $      0.14
                                                                ===========   ===========

Weighted average number of shares used in computing basic
  and diluted net loss per share                                 27,662,795    27,580,571
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

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share data

                                                                                                          Deficit
                                                                                                        accumulated      Total
                                                             Stock capital    Additional    Deferred     during the  stockholders'
                                                         -------------------    paid-in    stock based  development      equity
                                                           Number     Amount    capital   compensation     stage      (deficiency)
                                                         -------------------  ----------  ------------  -----------  -------------
Balance as of May 31, 2000                                       --    $  --    $    --      $  --       $     --       $     --
Stock issued for cash on May 31, 2000                    15,036,000        2          8         --             --             10
Net loss                                                         --       --         --         --             (5)            (5)
                                                         ----------    -----    -------      -----       --------       --------
Balance as of July 31, 2000                              15,036,000        2          8         --             (5)             5
Stock issued for cash on July 17, 2001                    3,000,000     *)--         40         --             --             40
Contribution of capital                                          --       --         15         --             --             15
Net loss                                                         --       --         --         --            (30)           (30)
                                                         ----------    -----    -------      -----       --------       --------
Balance as of July 31, 2001                              18,036,000        2         63         --            (35)            30
Contribution of capital                                          --       --         15         --             --             15
Net loss                                                         --       --         --         --            (39)           (39)
                                                         ----------    -----    -------      -----       --------       --------
Balance as of July 31, 2002                              18,036,000        2         78         --            (74)             6
Contribution of capital                                          --       --         15         --             --             15
Net loss                                                         --       --         --         --            (31)           (31)
                                                         ----------    -----    -------      -----       --------       --------
Balance as of July 31, 2003                              18,036,000        2         93         --           (105)           (10)
Stock issued for cash related to PPM1, net of $ 176 of
  cash issuance expenses                                  1,767,200     *)--      2,033         --             --          2,033
Stock issued for cash related to PPM2, net of $ 517 of
  cash issuance expenses                                  3,142,858        1      4,983         --             --          4,984
Stock based compensation related to warrants granted to
  service providers                                              --       --     11,429         --             --         11,429
Stock based compensation related to options granted to
  employees and directors                                        --       --      1,130         --             --          1,130
Compensation related to stock granted to service
  providers and to employees                              3,067,090     *)--      7,366         --             --          7,366
Deferred stock based compensation                                --       --        163       (163)            --             --
Exercise of options                                       1,543,766     *)--         --         --             --           *)--
Net loss                                                         --       --         --         --        (22,529)       (22,529)
                                                         ----------    -----    -------      -----       --------       --------
Balance as of July 31, 2004                              27,556,914        3     27,197       (163)       (22,634)         4,403
Stock based compensation related to warrants granted to
  investors                                                      --       --      1,980         --             --          1,980
Warrants granted to Yeda and to service providers                --       --       (362)        --             --           (362)
Amortization of stock based compensation related to
  options granted to employees and directors                     --       --         --        176             --            176
Deferred stock based compensation                                --       --         44        (44)            --             --
Exercise of options                                          25,200     *)--         --         --             --             --
Net loss                                                         --       --         --         --         (3,983)        (3,983)
                                                         ----------    -----    -------      -----       --------       --------
Balance as of July 31, 2005                              27,582,114        3     28,859        (31)       (26,617)         2,214
Exercise of options                                         232,218     *)--       *)--         --             --           *)--
Warrants granted to service providers                            --       --        (20)        --             --            (20)
Amortization of stock based compensation related to
  options granted to employees and directors                     --       --         --         27             --             27
Net loss                                                         --       --         --         --         (1,715)        (1,715)
                                                         ----------    -----    -------      -----       --------       --------
Balance as of July 31, 2006                              27,814,332    $   3    $28,839      $  (4)      $(28,332)      $    506
                                                         ==========    =====    =======      =====       ========       ========

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

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                   From
                                                                                               May 31, 2000
                                                                       Year ended July 31,   (inception date)
                                                                       -------------------   through July 31,
                                                                         2006       2005           2006
                                                                       -------   ---------   ----------------
Cash flows from operating activities:
  Net loss                                                             $(1,715)   $(3,983)      $(28,332)
  Adjustments required to reconcile net loss to net cash used in operating activities:
  Depreciation                                                               8         14             25
  Expenses (income) related to warrants granted to Yeda and to
    service providers                                                      (20)      (362)        11,047
  Expenses related to options granted to employees and directors            27        176          1,333
  Expenses related to shares granted to service providers and
    compensation to investors                                               --      1,980          9,346
  Interest accrued on short-term deposit                                   (17)        --            (17)
  Decrease (increase) in accounts receivable and prepaid expenses           91        (28)          (174)
  Increase (decrease) in trade payables                                     (1)       (16)             4
  Increase (decrease) in other accounts payable and accrued expenses       (34)       157            626
  Increase in accrued severance pay, net                                     1          6             11
                                                                       -------    -------       --------
Net cash used in continuing operating activities                        (1,660)    (2,056)        (6,131)
Net cash provided by discontinued operating activities                      --         --             75
                                                                       -------    -------       --------
Total net cash used in operating activities                             (1,660)    (2,056)        (6,056)
                                                                       -------    -------       --------
Cash flows from investing activities:
  Short-term deposit                                                      (827)        --           (827)
  Sales of property and equipment                                           --          9              9
  Purchase of property and equipment                                        --         (6)           (47)
  Restricted cash                                                           (5)        --             (5)
                                                                       -------    -------       --------
Net cash used in continuing investing activities                          (832)         3           (870)
Net cash used in discontinued investing activities                          --         --            (15)
                                                                       -------    -------       --------
Total net cash used in investing activities                               (832)         3           (885)
                                                                       -------    -------       --------
Cash flows from financing activities:
  Issuance of shares and warrants, net                                    *)--       *)--          7,017
                                                                       -------    -------       --------
Net cash provided by continuing financing activities                        *)         --          7,017
Net cash provided by discontinued financing activities                      --         --             35
                                                                       -------    -------       --------
Total net cash provided by financing activities                             *)         --          7,052
                                                                       -------    -------       --------
Increase (decrease) in cash and cash equivalents                        (2,492)    (2,053)           111
Cash and cash equivalents at beginning of period                         2,603      4,656             --
                                                                       -------    -------       --------
Cash and cash equivalents at end of period                             $   111    $ 2,603       $    111
                                                                       =======    =======       ========

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

            On September 4, 2003, the former president of the Company (and a former major shareholder) entered into a share purchase agreement ("the Agreement") with the Company's existing shareholders, who purchased 15,000,000 shares of the then issued and outstanding 18,036,000 shares of the Company's Common stock. In connection with the agreement, the president of the Company resigned as president and sole director of the Company. Also, in connection with the Agreement, the Company obtained forgiveness of the remaining promissory note of $ 10 and accrued interest of $ 2 that was due on May 31, 2004 in respect of the Company's license to sell Bit Error Rate Testers ("the License") and agreed to convert the License to a worldwide non-exclusive license. Also, in connection with the Agreement, the former president of the Company agreed to forgive his loan, in the amount of $ 1.

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

            The statements of operations for the year ended July 31, 2004, include a gain in the amount of $ 13, reported in discontinued operations, related to the forgiveness of the note and the loan described above.

            On October 8, 2003, the Company entered into a research and license agreement with Yeda Research and Development Company Limited ("Yeda"), according to which Yeda provided the Company with a worldwide exclusive license to develop, manufacture and sell Yeda's tissue transplant technologies. Yeda is entitled to cancel the agreement under certain conditions determined in the agreement (see
            Note 2). The Company currently bases its entire operations on the license provided from Yeda. Should Yeda terminate the agreement with the Company, the Company will not be able to continue its current research operations. Regarding the extension of the research and development agreement, see Note 2.

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

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 1:- GENERAL (Cont.)

      c.    Going concern considerations:

            The Company's accumulated deficit and net loss as of July 31, 2006 and for the year then ended, amounted to approximately $ 28,332 and $ 1,715, respectively. In addition, the Company has finalized its current research and development agreement with Yeda (see Note 2) so as to reduce its current R&D expenses. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not intended to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $ 1,660 for the year ended July 31, 2006). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

      d.    Risk factors:

            The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services are to be provided until April 2007. Thereafter, the Company will have to negotiate for new research services to be received, whether, by Yeda or by other service providers. If Yeda fails to provide the research services or is unwilling to continue to provide research services after April 2007 at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, increase in expense and could adversely affect the Company's results of operations and cash flows. In addition, as discussed in Note 2, Yeda may terminate the research and license agreement ("the Agreement") under certain conditions.

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

NOTE 2:- RESEARCH AND LICENSE AGREEMENT

            On October 8, 2003, the Company entered into a research and license agreement ("the agreement") with Yeda. The Company conducted the research for a period of three years, at the Weizmann Institute of Science (the commercialization company of Yeda). On April 11, 2006, the Company has signed an agreement with Yeda, extending the research period by one additional year, until April 2007. The research relates to an invention comprising methods of organ transplantation employing nephric tissues. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company will fail to achieve certain commercialization and development achievements, as defined in the agreement. Currently, the Company complies with all of the terms of the agreement.

            The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 3,010,699 and 3,612,839, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) October 7, 2013. As of the balance sheet date, 1,433,125 of the Company's shares of Common stock are underlying the warrants. The warrants shall be exercisable on a cashless basis.

            Since the license is used for research and development activities and no alternative use exists for the license, the cost of the license was recorded as research and development (income) expenses amounting to $ (156) and $ 1.5 for the year ended July 31, 2005 and 2006, respectively. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 1,570,861 shares of Common stock. Each such warrant shall be immediately exercisable at fair value till the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 2:- RESEARCH AND LICENSE AGREEMENT (Cont.)

            Prior to the actual issuance of the warrants, the value of the warrants for recording the research and development expenses was remeasured at each reporting period based on the number of shares underlying the warrants as of each reporting period with the entire change in the fair value of the underlying shares reported in research and development expenses.

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

            According to the agreement and addendums, the Company paid Yeda with regard to the first second and third years of the research period commencing April 9, 2003, an annual amount of $ 900.

            In April 2006, the Company signed a third addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 600 to be paid in four equal installments payable in advance in respect of the fourth year of the research period ending April 9, 2007.

            According to the agreement, if within the fourth research year, the Company raises at least $ 1,000 due to an investment or merger as defined in the agreement, or granted an amount of $ 300 designated to finance the research and development then the budget shall increase to $ 900.

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

            Transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with the provisions of Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation". All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as financial income or expenses, as appropriate.

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

      d.    Short-term deposits:

            The Company classified deposits with original maturities of more than three months and less than one year as short-term deposits. The short-term deposits are presented at cost, including accrued interest.

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
Leasehold improvements                         Over the term of the lease

      f.    Impairment of long-lived assets:

            The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During the years ended July 31, 2006 and 2005, no impairment losses have been identified.

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

            Severance expenses for the years ended July 31, 2006 and 2005 amounted to $ 5 and $ 27, respectively.

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

            Pro forma information regarding net loss and loss per share is required by Statement of Financial Accounting Standard No. 123, and has been determined assuming the Company had accounted for its employee share options under the fair value method prescribed by that Statement. The fair value for these options was estimated on the date of grant using a Black-Scholes option pricing model, with the following weighted-average assumptions for the year ended July 31, 2005: weighted average volatility of 217%, risk-free interest rates of 3.84%, dividend yields of 0% and a weighted-average expected life of the options of 7.79 years. (No options were granted during 2006.)

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized as an expense over the option's vesting period. The Company's pro forma information is as follows:

                                                            Year ended July 31,
                                                            -------------------
                                                              2006       2005
                                                            -------    -------
Net loss as reported                                        $ 1,715    $3,983
Deduct: share-based employee compensation expense
  included in reported net loss in accordance with APB-25       (27)     (176)
Add: stock-based employee compensation expense
  determined under fair value method                          1,027       975
                                                            -------    ------
Pro forma net loss                                          $ 2,715    $4,782
                                                            =======    ======
Pro forma net loss per share (basic and diluted)            $   0.1    $ 0.17
                                                            =======    ======
Net loss per share (basic and diluted), as reported         $  0.06    $ 0.14
                                                            =======    ======

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            The Company applies SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants issued to non-employees. SFAS 123 and EITF 96-18 require the use of an option valuation model to measure the fair value of the options at the grant date.

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

            All outstanding share options and warrants have been excluded from the calculation of the diluted loss per share for the years ended July 31, 2006 and 2005, because all such securities have an anti-dilutive effect.

            Such outstanding securities consist of the following:

                            Year ended July 31,
                                    2006
                            -------------------

            Options              2,646,206
            Warrants            18,945,221
                                ----------

            Total               21,591,427
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

            The following methods and assumptions were used by the Company and its subsidiary in estimating their fair value disclosures for financial instruments:

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            The carrying values of cash and cash equivalents, short-term deposits, accounts receivable, trade payables and other accounts payable, approximate their fair value due to the short-term maturity of these instruments.

      n.    Concentrations of credit risks:

            Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents and short term deposits.

            Cash and cash equivalents and short-term deposits are deposited in banks in Israel and in the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

            The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

      o.    Impact of recently issued accounting standards:

            1. On December 16, 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123(R) supersedes APB 25, and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new Standard will be effective for the Company in the first interim period beginning after August 1, 2006.

                  As permitted by Statement 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of the adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that Standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and loss per share above in sub Note j.

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

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            2.    Recently issued accounting pronouncements:

                  In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 utilizes a two-step approach for evaluating tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained). Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

                  FIN 48 applies to all tax positions related to income taxes subject to the Financial Accounting Standard Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"). This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty.

                  FIN 48 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific details related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within 12 months. These disclosures are required at each annual reporting period unless a significant change occurs in an interim period.

                  FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying FIN 48 will be reported as an adjustment to the opening balance of retained earnings.

                  The Company is currently evaluating the effect of the adoption of FIN 48 on its financial statements.

NOTE 4:- SHORT-TERM DEPOSITS

                  Short-term deposits bear an effective annual interest rate of 5.1% as of July 31, 2006. The Company is able to break the time deposit before its maturity date with a penalty worth of one month's interest.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands, except share and per share data

NOTE 5:- ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

                                                 July 31,
                                               -----------
                                               2006   2005
                                               ----   ----
Government authorities                         $  5   $  7
Prepaid expenses                                169    258
                                               ----   ----
                                               $174   $265
                                               ====   ====

NOTE 6:- PROPERTY AND EQUIPMENT

Cost:
  Office furniture and equipment              $  2    $  2
  Computer software and electronic equipment    29      29
  Leasehold improvements                         6       6
                                              ----    ----
                                                37      37
                                              ----    ----
Accumulated depreciation:
  Office furniture and equipment               *)--    *)--
  Computer software and electronic equipment    18      10
  Leasehold improvements                         6       6
                                              ----    ----
                                                24      16
                                              ----    ----
Depreciated cost                              $ 13    $ 21
                                              ====    ====

*)    Represents an amount lower than $ 1.

NOTE 7:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Government authorities                        $348    $331
Employees and payroll accruals                  80      74
Accrued expenses                               198     255
                                              ----    ----
                                              $626    $660
                                              ====    ====

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 8:- COMMITMENTS AND CONTINGENCIES

      a. The facilities and motor vehicles of the Company are rented under operating leases. Minimum rental commitments under the non-cancelable lease as of July 31, 2006 are for one additional year and amount to $ 17.

      b. The Company's subsidiary obtained a bank guarantee in the amount of $ 5 to secure a rent agreement.

      c. On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO is entitled to payments totaling approximately $ 78 upon termination of employment with the Company. On December 21, 2004, a claim against the Company was filed with to the Israeli Labor Court by the Former CEO for a payment of approximately $ 121 (NIS 564 thousand) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has good defense arguments against the claim. In the year ended July 31, 2005, a provision in the amount of $ 100, in respect of net salary expenses was recorded under operating expenses, with respect to the Former CEO.

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

            3. On November 4, 2004, the Board of Directors decided to demand from the Former CEO to repay to the Company the amount of withholding tax exposure totaling $ 538 to be paid by the Company to the tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the income tax authorities and consultations, the Company recorded a liability to the tax authorities in the amount of $ 269. A corresponding receivable from the Former CEO totaling $ 269 was recorded and fully provided for as a doubtful account as of July 31, 2004. Additional social security taxes liability totaling $ 21, was recorded and provided for as of July 31, 2006.

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

NOTE 8:- COMMITMENTS AND CONTINGENCIES (Cont.)

                  Furthermore, since the Company intends to continue its claim and collect the withholding tax from the Former CEO, management is of the opinion that it dose not have a gross up tax exposure with regard the exercise of the options.

            4. During 2004, the Former CEO's brother, who was also employed by the Company, was granted 280,000 shares of Common stock at no cash consideration. In March 2004, the Board decided to grant him an additional 280,000 warrants to purchase 280,000 shares of Common stock, the vesting of which is subject to signing a definitive employment agreement with the Company. Such agreement was never entered into. As a result, on November 4, 2004, the Board of Directors cancelled the warrants. The cancelled warrants are not presented in these financial statements, nor was any compensation expense recorded in respect of these warrants.

            5. The Company filed a counterclaim against its Former CEO in the amount of approximately $ 2,023 (NIS 9,405 thousand) which includes, inter alia, the issues described in (d)(1) through
                  (d)(4) above. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good assertion in its counter claim.

      e. On July 11, 2005, the Former CEO submitted to the Company a letter claiming that the Company included in its Form 10-QSB filed on June 24, 2005 slanderous allegations regarding the Former CEO. The Former CEO demanded a retraction and asserted damages of at least $ 23. The Company's management denies the claim. Accordingly, no provision was recorded in the accounts.

      f. In March 2004, the Former CEO was granted 2,267,046 options to purchase a total of 2,267,046 shares of Common stock, out of which 270,000 options were exercised into 249,859 shares of Common stock on a cashless basis. The total number of options to which the Former CEO is entitled should have been based on a formula that was determined in the agreement with the Former CEO. However, the number of options that were granted in March 2004 was incorrect. In November 2004, the Company's Board of Directors decided to amend the number of options granted to the Former CEO to a total of 2,042,551 options to purchase a total of 2,042,551 shares of Common stock. The amended calculation is based on the formula determined in the agreement. The number of options and related compensation recorded in the year ended July 31, 2004 financial statements are based on the revised calculation. As of July 31, 2006, all of the remaining options expired (see Note 8g).

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

NOTE 8:- COMMITMENTS AND CONTINGENCIES (Cont.)

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

NOTE 9:- TAXES ON INCOME

      a.    Deferred income taxes:

            Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                         July 31,
                                                    -----------------
                                                      2006     2005
                                                    -------   -------
Operating loss carryforward                         $ 2,217   $ 1,575
Reserves and allowances                                  23         9
                                                    -------   -------
Net deferred tax asset before valuation allowance     2,240     1,584
Valuation allowance                                  (2,240)   (1,584)
                                                    -------   -------
Net deferred tax asset                              $    --   $    --
                                                    =======   =======

            As of July 31, 2006, the Company has provided valuation allowances of $ 2,240 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

      b.    Available carryforward tax losses:

            As of July 31, 2006 and 2005, the Company has an accumulated tax loss carryforward of approximately $ 5,600 and $ 3,940, respectively. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 8:- TAXES ON INCOME (Cont.)

      c.    Loss before taxes on income consists of the following:

                                                             Year ended July 31,
                                                           ---------------------
                                                             2006        2005
                                                           --------    -------
United States                                              $(1,739)    $(4,009)
Israel                                                          34          41
                                                           -------     -------
                                                           $(1,705)    $(3,968)
                                                           =======     =======

      d.    Taxes on income included in the statement of operations:

Current taxes:
  Domestic                                                     $--      $--
  Foreign *)                                                    10       15
                                                               ---      ---
                                                               $10      $15
                                                               ===      ===

      *) In 2004, the Company signed an agreement with its subsidiary effective as of October 27, 2003, according to which the subsidiary will provide research, development and other services to the Company. The Company will reimburse the subsidiary for expenses on a cost plus 10% basis.

      e. The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the non-recognition of tax benefits from accumulated net operating losses carry forward due to the uncertainty of the realization of such tax benefits.

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

NOTE 10:- STOCK CAPITAL

      a.    Common stock:

            Common stock confers on its holders the right to receive notice to participate and vote in general meetings of the Company, the right to a share in the excess of assets upon liquidation of the Company, and the right to receive dividends, if declared.

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

      c.    Investments, warrants and options:

            Private placements

            1. On February 1, 2004, the Company completed a private placement ("PPM1") for the sale of 1,767,200 units at a price per unit of $ 1.25. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 5,301,600 warrants with an exercise price in a range of $ 3.75 - $ 6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years. As of July 31, 2006, 1,767,200 warrants are still exercisable.

            2. On March 18, 2004, the Company completed an additional PPM ("PPM2") for the sale of 3,142,858 units at a price per unit of $ 1.75. Each unit consists of one Common share and three Common shares purchase warrants that were exercisable at a price range of $ 3.75 - $ 6.00 per share. The warrants were exercisable within periods that range from six months to three years. In order to settle a dispute with the investors in March 2005, the Company entered into a Settlement Agreement in which it amended the terms of the private offering as follows:

                  The Company reduced the exercise price of each of the warrants to $ 0.50.

                  The Company extended the period over which the Class A Common Stock Purchase Warrants can be exercised from one year from March 2004 to one year from the effective date of the Form SB-2, the SB-2 become effective on September 2, 2005.

                  The period over which Class B Common Stock Purchase Warrants and Class C Common Stock Purchase Warrants remained the same and they are exercisable until two years and three years after March 18, 2004, respectively.

                  As of July 31, 2006, 12,571,432 warrants are still exercisable.

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

NOTE 10:- STOCK CAPITAL (Cont.)

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

                  In 2004, the Company granted two finders involved with the Company's first PPM, 93,480 fully vested warrants, exercisable until May 2005. On October 27, 2005, the Board of Directors has extended the warrants exercise period until May 2006 at no consideration. The Company has recorded the benefit totaling $ 10 in general and administrative expenses. As of July 31, 2006, the above warrants were exercised.

                  Shares and warrants to service providers

                  1. The Company granted in prior years 2,429,722 warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 600,000 warrants to purchase 600,000 shares of Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 2,776,269 warrants are fully vested as of July 31, 2006, and 264,715 warrants vest over a period of three years ending March 6, 2007. The Company accounted for such warrants and shares under the provisions of EITF 96-18. The fair value of fully vested warrants and shares was recorded as research and development expenses and general and administrative expenses at the grant date. The fair value of the warrants that vest over the three years period is amortized as an expense over the vesting period. As of July 31, 2006 and 2005, 138,738 and 0 warrants were exercised into 138,738 and 0 shares of Common stock, respectively.

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

NOTE 10:- STOCK CAPITAL (Cont.)

            2. Summary of warrants issued to service providers and to investors:

                  The Company's outstanding warrants that were granted to service providers and to investors as of July 31, 2006 are as follows:

                                        Exercise                            Exercisable
Issuance date   Number of warrants        price    Warrants exercisable        through
-------------   ------------------      --------   --------------------   -----------------
January 2004             1,519,815      $ *)--                1,519,815   January 2014
January 2004               150,000      $  0.01                 150,000   January 2009
February 2004            1,899,680      $     6               1,899,680   February 2007
March 2004                 493,692      $ *)--                  493,692   March 2014
March 2004                 277,477      $ *)--                  184,985   March 2014
March 2004                 200,000      $     1                 155,556   March 2009
March 2004               3,142,858      $  0.05               3,142,858   March 2007
March 2004               3,142,858      $  0.05               3,142,858   **)September 2006
April 2004                 200,000      $     1                 155,556   April 2009
November 2004              200,000      $     1                 116,667   November 2009
February 2005            1,433,125      $ *)--                1,433,125   October 2013
March 2005               6,285,716      $  0.15               6,285,716   **)September 2006
                        ----------                           ----------
                        18,945,221                           18,680,508
                        ==========                           ==========

            *)    Represents an amount lower than $ 0.01.

            **)   The warrants expired as of October 28, 2006.

            The fair value of the warrants to service providers was estimated on the date of grant or at each balance sheet date (as applicable), using Black-Scholes option pricing model, with the following weighted-average assumptions for 2006 and 2005: weighted average volatility of 168% and 154%, risk-free interest rates of 4.88% and 3.73% dividend yields of 0% and a weighted average expected life of the options of four and five years, respectively.

            Shares and options to employees and to directors

            1. During 2004, the Company granted two of its directors 541,080 options to purchase 541,080 shares of the Company's Common stock at an exercise price of $ 1 per share. The options vest over a period of three years.

                  During 2004, 67,635 options were exercised into shares. On October 27, 2005, the Board of Directors decided to amend the exercise price of the remaining 473,445 options previously granted from $ 1 to $ 0.3 per share. The options are exercisable into Common stock on a cashless basis.

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

NOTE 10:- STOCK CAPITAL (Cont.)

                  No compensation was recorded since the exercise price of the options is higher than the market price of the Company's Common stock.

                  During March 2004, the Company granted to certain employees 413,333 options to purchase 413,333 shares of the Company's Common stock at an exercise price of $ 0.30 per share. The options vest over a period of three years.

            2. On May 25, 2004, the Company granted to a certain employee 10,090 fully vested shares of Common stock at no consideration.

            3. In November 2004, the Company signed an employment agreement with its current CEO, according to which, the CEO will be granted 1,500,000 options to purchase 1,500,000 shares at an exercise price of $ 0.30 per share. The options will vest over a period of two years. The Company accounted for such options according to the provision of APB 25.

            4. In February 2005, the Company's Board of Directors decided to grant a director, 270,540 options to purchase 270,540 shares of Common stock at an exercise price of $ 0.31 per share. The options vest over a period of two years commencing March 15, 2005. The Company accounted for such options according to the provisions of APB-25.

                  As of July 31, 2006 and 2005, no options were exercised.

            5. A summary of the Company's option activity related to options to employees and directors, and related information is as follows:

                                                    July 31, 2006                              July 31, 2005
                                           -------------------------------------   ------------------------------------
                                                                Weighted average                       Weighted average
                                           Amount of options     exercise price    Amount of options    exercise price
                                           -----------------   -----------------   -----------------   ----------------

Outstanding at the beginning of the year       4,418,757              $0.376           2,648,217             $0.425

Granted                                               --              $                1,770,540             $0.302

Expired                                        1,772,551              $0.300                  --             $   --

Exercised                                             --              $                       --             $   --
                                               ---------                               ---------
Outstanding at the end of
  the year                                     2,646,206              $0.301           4,418,757             $0.376
                                               =========              ======           =========             ======
Exercisable options at the
  end of the year                              2,001,124              $0.301           1,974,553             $0.372
                                               =========              ======           =========             ======


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

NOTE 10:- STOCK CAPITAL (Cont.)

            6. The options outstanding as of July 31, 2006, have been separated into ranges of exercise price, as follows:

           Options outstanding     Weighted average      Options exercisable
Exercise     as of July 31,      remaining contractual      as of July 31,
  price           2006                   life                    2006
--------   -------------------   ---------------------   -------------------
                                         Years
                                         -----
  $ 0.3          2,646,206                5.85                  2,001,124
                 ---------                                      ---------
                 2,646,206                                      2,001,124
                 =========                                      =========

            7. All options were granted with exercise prices that were lower than the market price of the Company's Common stock on the date of grant. Weighted average fair values and weighted average exercise prices of options whose exercise price is lower than the market price of the shares at date of grant are as follows:

                                                                     July 31,
                                                                 ---------------
                                                                  2006     2005
                                                                 ------   ------
Weighted average exercise price                                  $0.301   $0.376
Weighted average fair value on date of grant                     $0.426   $0.624

                  Compensation expenses recorded by the Company in respect of its share-based employee compensation awards amounted to $ 27 for the year ended July 31, 2006.


NOTE 11:- TRANSACTIONS WITH RELATED PARTIES

      a. From April 2003 until October 2003, funds raised and expenses paid by the Company were managed by certain shareholders through a trustee, at no consideration.

      b.    As for claims, see Note 8c, d, e, g.

                                                             Year ended July 31,
                                                             ------------------
                                                                2006   2005
                                                                ----   ----
Fees and related benefits and compensation expenses in
  respect of options granted to members of the Board of
  Directors                                                     $326   $287
                                                                ====   ====

                                                 TISSERA INC. AND ITS SUBSIDIARY
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands

NOTE 12:- FINANCIAL INCOME, NET

                    Year ended
                     July 31,
                    -----------
                    2006   2005
                    ----   ----
Income:
  Interest income    $65   $78
                     ---   ---
Expenses
  Bank charges        10    10
                     ---   ---
                     $55   $68
                     ===   ===