Form 10KSB/A
period 2006-07-31
TISSERA INC
filed 2006-11-15
CIK 1122573

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 AMENDMENT NO. 1 TO THE FORM 10-KSB FOR THE YEAR

                               ENDED JULY 31, 2006

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

Going Concern

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended July 31, 2006, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Our annual financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated deficit during the development stage of approximately $28,332,000 since inception through the fiscal year ended July 31, 2006.

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

Robert Pico, since joining TranSwith Corporation in 1989, has held several top management positions at TranSwitch, a publicly traded Nasdaq corporation, including director of business operations, vice president of sales and vice president of business development. Mr. Pico is currently the vice president of business development at TranSwitch Corporation. Mr. Pico sits on the board of IC4IC, TeraOP, SOSI and is an advisor for Accordion Networks and Optix Networks. In 1966, Mr. Pico received a BSEE from the University of Hartford, in 1972 he received an MS in Physics from Trinity College and in 1981 he completed the coursework for an MBA from the University of Hartford.

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

                                                               Long Term Compensation
                                                        ---------------------------------
                        Annual Compensation                      Awards           Payouts
                       ------------------------------------------------------------------
                                               Other                 Securities
                                               Annual   Restricted     Under-
Name and                                      compen-      Stock        lying       LTIP     All Other
Principal              Salary    Bonus         sation     Awards      Options/    Payouts     Compen-
Position        Year     ($)      ($)           ($)         ($)       SARs (#)      ($)     sation ($)
------------------------------------------------------------------------------------------------------
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

                 Name and Address of
Title of Class   Beneficial Owner                  Amount of Shares(2)   Percent of Class(2)
--------------   -------------------------------   -------------------   -------------------
Common Stock     Robert G. Pico**                  225,450 (3)           *%
                 3 Field Drive
                 Woodbridge, CT 06525

Common Stock     Alex Werber**                     88,888 (4)            *%

Common Stock     Amos Eiran**                      1,500,000 (1)         4.86%

Common Stock     Meir Segev**                      232,965(3)            *%

Common Stock     Peretz Shmuel**                   142,785               *%

Common Stock     Uri  Elmaleh **                   206,111               *%

Common Stock     Sharon Laor                       1,620,000             5.82%
                 27 Alexander Penn
                 Tel Aviv, Israel 69641

Common Stock     Yael Zucker                       1,740,000             6.26%
                 27 Alexander Penn
                 Tel Aviv, Israel 69641

Common Stock     All officers and directors as a   2,362,583             7.92%
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

ITEM 13. EXHIBITS

Exhibit  Page
No.      No.    Description
-------- ------ ----------------------------------------------------------------
3(a)(i)  *      Articles Of Incorporation of Tissera, Inc. (Incorporated by
                reference filed with the Company's Form SB-2 on November 14,
                2000).

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

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of November 2006.

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

Signature                                    Title             Date
---------                                    -----             ----


/s/ Amos Eiran                    Chief Executive              November 6, 2006
-------------------------------   Officer and Chairman of
                                  the Board of Directors


/s/ Alex Werber                   Chief Financial              November 6, 2006
-------------------------------   Officer & Chief Accounting
                                  Officer


/s/ Robert G. Pico                Director                     November 6, 2006
-------------------------------


/s/ Meir Segev                    Director                     November 6, 2006
-------------------------------


/s/ Peretz Shmuel                 Director                     November 6, 2006
-------------------------------

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

                         TISSERA INC. AND ITS SUBSIDIARY
                           (FORMERLY: BERT LOGIC INC.)

                          (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

                                                                                                   From
                                                                                               May 31, 2000
                                                                       Year ended July 31,   (inception date)
                                                                       -------------------   through July 31,
                                                                         2006       2005           2006
                                                                       -------    --------   ----------------
Cash flows from operating activities:
  Net loss                                                             $(1,715)   $(3,983)       $(28,332)
  Adjustments required to reconcile net loss to net cash used in operating activities:
  Depreciation                                                               8         14              25
  Expenses (income) related to warrants granted to Yeda and to
    service providers                                                      (20)      (362)         11,047
  Expenses related to options granted to employees and directors            27        176           1,333
  Expenses related to shares granted to service providers and
    compensation to investors                                               --      1,980           9,346
  Interest accrued on short-term deposit                                   (17)        --             (17)
  Decrease (increase) in accounts receivable and prepaid expenses           91        (28)           (174)
  Increase (decrease) in trade payables                                     (1)       (16)              4
  Increase (decrease) in other accounts payable and accrued expenses       (34)       157             626
  Increase in accrued severance pay, net                                     1          6              11
                                                                       -------    -------        --------
Net cash used in continuing operating activities                        (1,660)    (2,056)         (6,131)
Net cash provided by discontinued operating activities                      --         --              75
                                                                       -------    -------        --------
Total net cash used in operating activities                             (1,660)    (2,056)         (6,056)
                                                                       -------    -------        --------
Cash flows from investing activities:
  Short-term deposit                                                      (827)        --            (827)
  Sales of property and equipment                                           --          9               9
  Purchase of property and equipment                                        --         (6)            (47)
  Restricted cash                                                           (5)        --              (5)
                                                                       -------    -------        --------
Net cash used in continuing investing activities                          (832)         3            (870)
Net cash used in discontinued investing activities                          --         --             (15)
                                                                       -------    -------        --------
Total net cash used in investing activities                               (832)         3            (885)
                                                                       -------    -------        --------
Cash flows from financing activities:
  Issuance of shares and warrants, net                                    *)--       *)--           7,017
                                                                       -------    -------        --------
Net cash provided by continuing financing activities                        *)         --           7,017
Net cash provided by discontinued financing activities                      --         --              35
                                                                       -------    -------        --------
Total net cash provided by financing activities                             *)         --           7,052
                                                                       -------    -------        --------
Increase (decrease) in cash and cash equivalents                        (2,492)    (2,053)            111
Cash and cash equivalents at beginning of period                         2,603      4,656              --
                                                                       -------    -------        --------
Cash and cash equivalents at end of period                             $   111    $ 2,603        $    111
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

Year ended July 31,
2006 2005

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