Form 10QSB
period 2006-10-31
TISSERA INC
filed 2006-12-14
CIK 1122573

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended October 31, 2006.

|_| Transition Report Pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

      Maskit  8, 4th floor, Herzlia                             46733  Israel
(Address of principal executive offices)                          (Zip Code)

                    Issuer's telephone number: +972-9-9561151

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of December 12, 2006, the registrant had 27,814,332 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

================================================================================

Tissera, Inc.

INDEX

                                                                     PAGE NUMBER
                                                                     -----------
PART I. FINANCIAL INFORMATION

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


                                                                 DRAFT: 14/12/06

                                  TISSERA INC.

                           (FORMERLY: BERT LOGIC INC.)
                          (A development stage company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF OCTOBER 31, 2006

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                           Page
                                                                           ----
Consolidated Balance Sheets                                                  2

Consolidated Statements of Operations                                        3

Statements of Changes in Stockholders' Equity (Deficiency)                   4

Consolidated Statements of Cash Flows                                        5

Notes to Consolidated Financial Statements                                6 - 15

                                   ----------

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share and per share data)

                                                                                            October 31,   July 31,
                                                                                                2006        2006
                                                                                            -----------   --------
                                                                                             Unaudited
                                                                                            -----------
  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                   $    425    $    111
  Short-term deposit                                                                               192         844
  Prepaid expenses and other current assets                                                        161         174
                                                                                              --------    --------
Total current assets                                                                               778       1,129
                                                                                              --------    --------
RESTRICTED CASH                                                                                      5           5
                                                                                              --------    --------
SEVERANCE PAY FUND                                                                                  36          33
                                                                                              --------    --------
PROPERTY AND EQUIPMENT, NET                                                                         11          13
                                                                                              --------    --------
Total assets                                                                                  $    830    $  1,180
                                                                                              ========    ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Trade payables                                                                              $      4    $      4
  Other accounts payable and accrued expenses                                                      647         626
                                                                                              --------    --------
Total current liabilities                                                                          651         630
                                                                                              --------    --------
ACCRUED SEVERANCE PAY                                                                               50          44
                                                                                              --------    --------
Total liabilities                                                                                  701         674
                                                                                              --------    --------
COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
  Stock capital (Note 5) -
    Common stock of $ 0.0001 par value each -
      Authorized: 100,000,000 shares as of October 31, 2006 and July 31, 2006; Issued and
      outstanding: 27,814,332 as of October 31, 2006 and July 31, 2006.                              3           3
    Preferred stock of $ 0.0001 par value each -
      Authorized: 20,000,000 shares as of October 31, 2006 and July 31, 2006; Issued and
      outstanding: 0 shares as of October 31, 2006 and July 31, 2006                                --          --
  Additional paid-in capital                                                                    28,991      28,839
  Deferred stock based compensation                                                                 --          (4)
  Deficit accumulated during the development stage                                             (28,865)    (28,332)
                                                                                              --------    --------
Total stockholders' equity                                                                         129         506
                                                                                              --------    --------
Total liabilities and stockholders' equity                                                    $    830    $  1,180
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

                                                                                                        From
                                                                                                   May 31, 2000
                                                             Three months ended                    (inception date)
                                                                  October 31,        Year ended        through
                                                         -------------------------     July 31,       October 31,
                                                             2006         2005          2006             2006
                                                         -----------   -----------   -----------   ----------------
                                                                 Unaudited                             Unaudited
                                                         -------------------------                 ----------------
Operating expenses:
  Research and development (including cost (income)
    related to options and warrants granted to
    employees and to others at the amount of $ (47)
    and $ 0 for the three months ended October 31,
    2006 and 2005, respectively and $ (20) for the
    year ended July 31, 2006)                            $       254   $       296   $     1,031        $15,318
  General and administrative (including cost (income)
    related to warrants, options and shares granted to
    service providers, employees and directors in the
    amount of $ 109 and $ (3)  for the three months
    ended October 31, 2006 and 2005, respectively and
    $ 27 for the year ended July 31, 2006)                       274           165           729         13,527
                                                         -----------   -----------   -----------        -------
                                                                 528           461         1,760         28,845
Financial income (expenses), net                                  (2)           19            55            123
                                                         -----------   -----------   -----------        -------
Loss from continuing operations before income taxes              530           442         1,705         28,722
Income taxes                                                       3             3            10             51
                                                         -----------   -----------   -----------        -------
Net loss from continuing operations                              533           445         1,715         28,773
Loss from discontinued operations                                 --            --            --             92
                                                         -----------   -----------   -----------        -------
Net loss                                                 $       533   $       445   $     1,715        $28,865
                                                         ===========   ===========   ===========        =======
Basic and diluted net loss per share from continuing
  operations                                             $     0.019   $      0.02   $      0.06
                                                         ===========   ===========   ===========
Weighted average number of shares used in computing
    basic and diluted net loss per share                  27,814,332    27,582,114    27,662,795
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

                                                                                                   Deficit
                                                                                                 accumulated       Total
                                                   Stock capital     Additional     Deferred      during the   stockholders'
                                               ----------------------  paid-in     stock based   development      equity
                                                 Number     Amount     capital    compensation      stage      (deficiency)
                                               ----------   ------   ----------   ------------   -----------   -------------
Balance as of July 31, 2000                    15,036,000    $   2     $     8        $  --       $     (5)      $      5
Stock issued for cash on July 17, 2001          3,000,000     *)--          40           --             --             40
Contribution of capital                                --       --          15           --             --             15
Net loss                                               --       --          --           --            (30)           (30)
                                               ----------    -----     -------        -----       --------       --------
Balance as of July 31, 2001                    18,036,000        2          63           --            (35)            30
Contribution of capital                                --       --          15           --             --             15
Net loss                                               --       --          --           --            (39)           (39)
                                               ----------    -----     -------        -----       --------       --------
Balance as of July 31, 2002                    18,036,000        2          78           --            (74)             6
Contribution of capital                                --       --          15           --             --             15
Net loss                                               --       --          --           --            (31)           (31)
                                               ----------    -----     -------        -----       --------       --------
Balance as of July 31, 2003                    18,036,000        2          93           --           (105)           (10)
Stock issued for cash related to PPM1, net
  of $ 176 of cash issuance expenses            1,767,200     *)--       2,033           --             --          2,033
Stock issued for cash related to PPM2, net
  of $ 517 of cash issuance expenses            3,142,858        1       4,983           --             --          4,984
Stock based compensation related to warrants
  granted to service providers                         --       --      11,429           --             --         11,429
Stock based compensation related to options
  granted to employees and directors                   --       --       1,130           --             --          1,130
Compensation related to stock granted to
  service providers and to employees            3,067,090     *)--       7,366           --             --          7,366
Deferred stock based compensation                      --       --         163         (163)            --             --
Exercise of options                             1,543,766     *)--          --           --             --           *)--
Net loss                                               --       --          --           --        (22,529)       (22,529)
                                               ----------    -----     -------        -----       --------       --------
Balance as of July 31, 2004                    27,556,914        3      27,197         (163)       (22,634)         4,403
Stock based compensation related to warrants
  granted to investors                                 --       --       1,980           --             --          1,980
Warrants granted to Yeda and to service
  providers                                            --       --        (362)          --             --           (362)
Amortization of stock based compensation
  related to options granted to employees
  and directors                                        --       --          --          176             --            176
Deferred stock based compensation                      --       --          44          (44)            --             --
Exercise of options                                25,200     *)--          --           --             --             --
Net loss                                               --       --          --           --         (3,983)        (3,983)
                                               ----------      ---     -------        -----       --------       --------
Balance as of July 31, 2005                    27,582,114        3      28,859          (31)       (26,617)         2,214
Exercise of options                               232,218     *)--        *)--           --             --           *)--
Warrants granted to service providers                  --       --         (20)          --             --            (20)
Amortization of stock based compensation
  related to options granted to employees
  and directors                                        --       --          --           27             --             27
Net loss                                               --       --          --           --         (1,715)        (1,715)
                                               ----------    -----     -------        -----       --------       --------
Balance as of July 31, 2006                    27,814,332        3      28,839           (4)       (28,332)           506
Deferred stock-based compensation                      --       --          (4)           4             --             --
Amortization of stock based compensation
  related to options granted to employees
  and directors                                        --       --         156           --             --            156
Net loss                                               --       --          --           --           (533)          (533)
                                               ----------    -----     -------        -----       --------       --------
Balance as of October 31, 2006 (unaudited)     27,814,332    $   3     $28,991        $  --       $(28,865)      $    129
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

                                                                    TISSERA INC.
                                                     (FORMERLY: BERT LOGIC INC.)
                                                   (A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars in thousands

                                                                                                  From May
                                                                                                   31, 2000
                                                                     Three months                (inception
                                                                         ended          Year        date)
                                                                      October 31,       ended      through
                                                                   ----------------   July 31,   October 31,
                                                                    2006      2005      2006       2006
                                                                   ------   -------   --------   -----------
                                                                       Unaudited            Unaudited
                                                                   ----------------   ----------------------
Cash flows from operating activities:
  Net loss                                                         $(533)   $ (445)   $(1,715)   $(28,865)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation                                                       2         2          8          27
    Expenses (income) related to warrants granted to Yeda and
      to service providers                                            47        (9)       (20)     11,094
    Expenses related to options granted to employees and
      directors                                                      109         6         27       1,442
    Expenses related to shares and warrants granted to service
      providers and compensation to investors                         --        --         --       9,346
    Interest accrued on short-term deposit                           (9)        --        (17)        (26)
    Decrease (increase) in accounts receivable and prepaid
      expenses                                                        13        17         91        (161)
    Increase (decrease) in trade payables                             --        (1)        (1)          4
    Increase (decrease) in other accounts payable and accrued
      expenses                                                        21       (24)       (34)        647
    Increase (decrease) in accrued severance pay, net                  3        (1)         1          14
                                                                   -----    ------    -------    --------
Net cash used in continuing operating activities                    (347)     (455)    (1,660)     (6,478)
Net cash provided by discontinued operating activities                --        --         --          75
                                                                   -----    ------    -------    --------
Total net cash used in operating activities                         (347)     (455)    (1,660)     (6,403)
                                                                   -----    ------    -------    --------
Cash flows from investing activities:
  Short-term deposit                                                 661        --       (827)       (166)
  Sales of property and equipment                                     --        --         --           9
  Purchase of property and equipment                                  --        --         --         (47)
  Restricted cash                                                     --        (5)        (5)         (5)
                                                                   -----    ------    -------    --------
Net cash provided by (used in) continuing investing activities       661        (5)      (832)       (209)
Net cash provided by (used in) discontinued investing activities      --        --         --         (15)
                                                                   -----    ------    -------    --------
Total net cash provided by (used in) investing activities            661        (5)      (832)       (224)
                                                                   -----    ------    -------    --------
Cash flows from financing activities:
  Issuance of shares and warrants, net                                --        --      *) --       7,017
                                                                   -----    ------    -------    --------
Net cash provided by continuing financing activities                  --        --      *) --       7,017
Net cash provided by discontinued financing activities                --        --         --          35
                                                                   -----    ------    -------    --------
Total net cash provided by financing activities                       --        --      *) --       7,052
                                                                   -----    ------    -------    --------
Increase (decrease) in cash and cash equivalents                     314      (460)    (2,492)        425
Cash and cash equivalents at beginning of period                     111     2,603      2,603          --
                                                                   -----    ------    -------    --------
Cash and cash equivalents at end of period                         $ 425    $2,143    $   111    $    425
                                                                   =====    ======    =======    ========

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

            On September 4, 2003, the former president of the Company (and a former major shareholder) entered into a share purchase agreement ("the Agreement") with the Company's existing shareholders, who purchased 15,000,000 shares of the then issued and outstanding 18,036,000 shares of the Company's Common stock. In connection with the agreement, the president of the Company resigned as president and sole director of the Company. Also, in connection with the Agreement, the Company obtained forgiveness of the remaining promissory note of $10 and accrued interest of $2 that was due on May 31, 2004 in respect of the Company's license to sell Bit Error Rate Testers ("the License") and agreed to convert the License to a worldwide non-exclusive license. Also, in connection with the Agreement, the former president of the Company agreed to forgive his loan, in the amount of $1.

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

            The statements of operations for the year ended July 31, 2004, include a gain in the amount of $13, reported in discontinued operations, related to the forgiveness of the note and the loan described above.

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

NOTE 1:- GENERAL (Cont.)

      c.    Going concern considerations:

            The Company's accumulated deficit and net loss as of October 31, 2006 and for the three months then ended, amounted to approximately $28,665 and $533, respectively. In addition, the Company has finalized its current research and development agreement with Yeda (see Note 2) so as to reduce its current R&D expenses. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not intended to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $347 for the three months ended October 31, 2006). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

            The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 3,010,699 and 3,612,839, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) October 7, 2013. As of the balance sheet date, 1,433,125 of the Company's shares of Common stock are underlying the warrants. The warrants shall be exercisable on a cashless basis.

            Since the license is used for research and development activities and no alternative use exists for the license, the cost of the license was recorded as research and development expenses amounting to $150 and $225 for the three months ended October 31, 2006 and 2005, respectively. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 1,570,861 shares of Common stock. Each such warrant shall be immediately exercisable at fair value till the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

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

            According to the agreement and addendums, the Company paid Yeda with regard to the first second and third years of the research period commencing April 9, 2003, an annual amount of $900.

            In April 2006, the Company signed a third addendum to the agreement with Yeda and committed to pay Yeda an amount of $600 to be paid in four equal installments payable in advance in respect of the fourth year of the research period ending April 9, 2007.

            According to the agreement, if within the fourth research year, the Company raises at least $1,000 due to an investment or merger as defined in the agreement, or granted an amount of $300 designated to finance the research and development then the budget shall increase to $900.

            The Company undertook to make its best efforts to commercialize the licensed products. The Company also agreed to pay Yeda a license fee of (i) $50 per year, to be paid commencing the first year after the completion of the research and development period; (ii) 4% of net sales of all products using the licensed technology; (iii) 33% of all sublicense fees for all agreements entered into within one year following the agreement date, and (iv) 16% of all sublicense fees for all agreements entered into after such one-year period.

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES

      a. The significant accounting policies followed in the preparation of these financial statements are identical to those applied in the preparation of the latest annual financial statements except as detailed in c below.

      b.    Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

      c. On August 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

            SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statement. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

            The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from August 1, 2006, the first day of the Company's fiscal year 2006. Under that transition method, compensation cost recognized in the three months period ended October 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

            The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures.

            As a result of adopting SFAS 123(R) on August 1, 2006, the Company's loss before income taxes and net loss for the three months ended October 31, 2006, is $153 higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the three months ended October 31, 2006, are $
            0.006 higher, than if the Company had continued to account for share-based compensation under APB 25.

            Prior to August 1, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, and the expected option term. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending on the grant date, equal to the expected option term. The expected option term represents the period that the Company's stock options are expected to be outstanding and was determined based on historical experience of similar options, giving consideration to the contractual terms of the stock options. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

            The fair value of the Company's stock options granted to employees and directors for the three months ended October 31, 2006 and 2005 was estimated using the following weighted average assumptions:

                           Three months ended
                               October 31,      Year ended
                           ------------------    July 31,
                               2006   2005         2006
                               ----   ----      ----------
                                Unaudited
                               -----------
Risk free interest             3.84%  3.84%        3.84%
Dividend yields                  0%     0%           0%
Volatility                     217%   217%         217%
Expected term (in years)         5      5            5
Forfeiture rate                  0%     0%           0%

            A summary of option activity under the Company's Stock Option as of October 31, 2006 and changes during the three months ended October 31, 2006 are as follows:

                                                                     Weighted-
                                                                     average
                                                                     remaining       Aggregate
                                  Number of    Weighted-average   contractual term   intrinsic
                                   options      exercise price       (in years)        value
                                  ----------   ----------------   ----------------   ---------
                                                            Unaudited
                                  ------------------------------------------------------------
Outstanding at July 31, 2006       2,646,206         0.301
Granted                                   --
Exercised                                 --
Forfeited                                 --
                                   ---------
Outstanding at October 31, 2006    2,646,206         0.301              2.68             --
                                   =========         =====              ====            ===
Exercisable at October 31, 2006    2,531,788         0.301              2.67             --
                                   =========         =====              ====            ===
Vested and expected to vest        2,646,206         0.301              2.68             --
                                   =========         =====              ====            ===

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the three months ended October 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2006. This amount changes based on the fair market value of the Company's stock. As of October 31, 2006, there was $113 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted-average period of 0.19 years. Total fair value of options vested for the three months ended October 31, 2006 was $312.

            The options granted to employees outstanding as of October 31, 2006 have been separated into ranges of exercise prices, as follows:

              Options
            outstanding   Weighted average   Weighted                 Weighted average
               as of          remaining       average                  exercise price
 Exercise   October 31,      contractual     exercise     Options      of exercisable
  price         2006       life (in years)     price    exercisable        options
---------   -----------   ----------------   --------   -----------   ----------------
$0.3-0.31    2,531,788          2.76          $0.301     2,486,698        $0.301
             ---------                        ------     ---------        ------
             2,531,788                        $0.301     2,486,698        $0.301
             =========                        ======     =========        ======

            The pro-forma table below reflects the Company's stock based compensation expense, net income and basic and diluted earnings per share for the three months ended October 31, 2005 and for the year ended July 31, 2006, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

                                                          Three months ended     Year ended
                                                           October 31, 2005    July 31, 2006
                                                          ------------------   -------------
                                                               Unaudited
                                                          ------------------
Net loss as reported                                          $       445       $     1,715
Add (deduct): stock-based compensation income (expense)
  recognized under APB 25                                               3               (27)
Add (deduct): stock-based compensation income (expense)
  determined under fair value method for all awards                  (256)            1,027
                                                              -----------       -----------
Pro forma net income                                                  704             2,715
                                                              ===========       ===========
Basic and diluted earnings per share, as reported             $      0.02       $      0.06
                                                              ===========       ===========
Pro forma basic and diluted earnings per share                $      0.03       $       0.1
                                                              ===========       ===========
Weighted average number of shares used in computing pro
  forma basic and diluted earnings per share                   27,582,114        27,662,795
                                                              ===========       ===========

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

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

            For purpose of pro-forma disclosures stock based compensation is amortized over the vesting period using the accelerated attribution method.

            Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock based compensation expense presented above for the prior three months period ended October 31, 2005 under SFAS 123 and the stock based compensation expense recognized during the current three months ended October 31, 2006 under SFAS 123(R) are not directly comparable.

            During the three months ended October 31, 2006 and the year ended July 31, 2006, the Company recognized stock-based compensation income related to employee stock options in the amount of $156 and $7, respectively, as follows:

                                             Three months ended     Year ended
                                              October 31, 2005    July 31, 2006
                                             ------------------   -------------
                                                  Unaudited
                                             ------------------
Research and development (income) expenses          $ 47              $(20)
General and administrative expenses                  109                27
                                                    ----              ----
Total stock-based compensation expenses             $156              $  7
                                                    ====              ====

NOTE 4:- COMMITMENTS AND CONTINGENCIES

      a. The facilities and motor vehicles of the Company are rented under operating leases. Minimum rental commitments under the non-cancelable lease as of October 31, 2006 are for one additional year and amount to $17.

      b. The Company's subsidiary obtained a bank guarantee in the amount of $5 to secure a rent agreement.

      c. On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO is entitled to payments totaling approximately $78 upon termination of employment with the Company. On December 21, 2004, a claim against the Company was filed with to the Israeli Labor Court by the Former CEO for a payment of approximately $121 (NIS 564 thousand) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has good defense arguments against the claim. In the year ended July 31, 2005, a provision in the amount of $100, in respect of net salary expenses was recorded under operating expenses, with respect to the Former CEO.

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
                  third party notice by which the Company was informed that the Former CEO was the beneficiary of 397,000 shares of Common stock, $0.0001 par value issued to service providers on January 15, 2004 for services. The fair value of the shares in the amount of $834 was recorded under general and administrative expenses on the date of grant.

            2. On November 4, 2004, the Board of Directors has questioned the procedures according to which a bonus in the amount of $110 was granted to the Former CEO in March 2004 and decided to cancel the bonus and to demand that the Former CEO returns the bonus. The bonus amount was recorded under accounts receivable, and was fully provided for as a doubtful account.

            3. On November 4, 2004, the Board of Directors decided to demand from the Former CEO to repay to the Company the amount of withholding tax exposure totaling $538 to be paid by the Company to the tax authorities, in respect of the exercise of options. Based on a preliminary discussion with the income tax authorities and consultations, the Company recorded a liability to the tax authorities in the amount of $269. A corresponding receivable from the Former CEO totaling $269 was recorded and fully provided for as a doubtful account as of July 31, 2004. Additional social security taxes liability totaling $21, were recorded and provided for as of October 31, 2006.

                  The former CEO claims in a letter dated March 7, 2006, that the warrants were issued free of all taxes and that if the tax authorities will demand any sums then reimbursement shall be demanded from the Company. The Company rejects these demands in its response from March 23, 2006.

                  Furthermore, since the Company intends to continue its claim and collect the withholding tax from the Former CEO, management is of the opinion that it does not have a gross up tax exposure with regard the exercise of the options.

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

            5. The Company filed a counterclaim against its Former CEO in the amount of approximately $2,023 (NIS 9,405 thousand) which includes, inter alia, the issues described in (d)(1) through
                  (d)(4) above. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good assertion in its counter claim.

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

NOTE 4:- COMMITMENTS AND CONTINGENCIES (Cont.)

            6. The Company attorneys are negotiating with the Former CEO's attorneys to reach a settlement on this dispute.

      e. On July 11, 2005, the Former CEO submitted to the Company a letter claiming that the Company included in its Form 10-QSB filed on June 24, 2005 slanderous allegations regarding the Former CEO. The Former CEO demanded a retraction and asserted damages of at least $23. The Company's management denies the claim. Accordingly, no provision was recorded in the accounts.

      f. In March 2004, the Former CEO was granted 2,267,046 options to purchase a total of 2,267,046 shares of Common stock, out of which 270,000 options were exercised into 249,859 shares of Common stock on a cashless basis. The total number of options to which the Former CEO is entitled should have been based on a formula that was determined in the agreement with the Former CEO. However, the number of options that were granted in March 2004 was incorrect. In November 2004, the Company's Board of Directors decided to amend the number of options granted to the Former CEO to a total of 2,042,551 options to purchase a total of 2,042,551 shares of Common stock. The amended calculation is based on the formula determined in the agreement. The number of options and related compensation recorded in the year ended July 31, 2004 financial statements are based on the revised calculation. As of October 10, 2006, all of the remaining options expired.

      g. On September 7, 2004, certain shareholders demanded from the Former CEO to repay the Company the amount of $1,074 (which is the value of the shares that the Company issued as a result of the Former CEO's cashless exercise of the abovementioned options, at the date of exercise, and which were sold by the Former CEO), claiming that the exercise of the options was executed before the end of the vesting period. In addition, the shareholders demanded that the Former CEO pays the Company compensation in the amount of $645 for damages. The Company's management and its legal advisors are of the opinion that the vast majority of the assertions are against the Former CEO and not against the Company. The Company denies the assertions that may imply to the Company's responsibility and, accordingly, no provision has been made in the accounts.

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

Overview

We were incorporated under the laws of the State of Washington on May 31, 2000. We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our approach involves harvesting embryonic mammalian tissue at the most appropriate stage after which stem cells commit to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal windows for embryonic tissue transplantation were defined by Prof. Reisner's lab at the Weizman Institute. We entered into a Research and License Agreement with Yeda, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Reisner of the Department of Immunology. We have a world wide license that shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure. Our former line of business was selling bit error testers. Our license in connection with bit error testers expired in May 2004.

Research and License Agreement

On October 8, 2003, we entered into a Research and License Agreement (the "Research Agreement") with Yeda. The Research Agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric and other tissues. The license granted to us shall expire in each country with respect to each product at the later of the following:

      o the expiration of the patents covering such product in the country of sale; or

      o 15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

In addition, Yeda may terminate the Research Agreement if we are in breach thereof and Yeda may, at its option, terminate the Research Agreement, in whole or in part, or make it non-exclusive if we fail to reach certain commercialization and development goals as set out in the Research Agreement. Yeda is entitled to unilaterally amend the license so that it is non-exclusive or terminate the license in the event that we fail to achieve commercialization of at least one product within certain time limits, fail to commence various phases of clinical trials within certain time limits or fail to sell a product after certain milestones. Further, if we contest the validity of the patents, Yeda may terminate the license. In the event that Yeda would like to pursue sponsored research with respect to, or the commercialization of, a given product that would otherwise be subject to the Research Agreement that we have not already commenced developing, then Yeda may provide us with notice of its intention. Upon receipt of such notice, we will then have three months to submit a product development program. If we do not submit such program, the license will be terminated with respect to said given product.

As part of the Research Agreement, on February 24, 2005, the Company agreed to issue to Yeda the following:

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

However, the Research Agreement provides that the maximum number of shares of common stock that Yeda may exercise into for each warrant is 3,010,699 and 3,612,839, respectively (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by us of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and us). The share amounts described above are adjusted to reflect the three for one split, but not the other adjustment events described above that have occurred through the date hereof. Each such warrant shall be exercisable for a period beginning on the date of its issuance and ending at the later of the following:

      o one year following the termination of the Research and License Agreement; and

      o     October 7, 2013.

We also agreed to pay or have paid to Yeda the following:

      o with regard to the first year of the research period (commencing on April 9, 2003), we paid the amount of US $450,000 of which a non-refundable installment of US $450,000 was paid on December 23, 2003. This amount was in addition to the $450,000 paid to Yeda in connection with research performed by Yeda during the first year;

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

      o pursuant to the third addendum of the Research Agreement dated April 11, 2006, with regard to the fourth year of research, we committed to pay an amount of US $600,000 of which $150,000 was paid on May 2, 2006; $150,000 was paid on July 19, 2006; and $150,000 was paid on
            October 9, 2006. Further, the termination for the research period was extended from April 10, 2006 to April 9, 2007.

We have also agreed that within one year from the date of the Research Agreement, we will submit a development program to Yeda for its approval. The Company has applied to Yeda for the deferral of the submission of this program to September 2005, and Yeda has given its consent for the deferral. The September 2005 product development plan has been submitted to Yeda, and has been followed by progress reports submitted in December 2005 and June 2006. We further undertook to use our best efforts to commercialize the licensed products. As part of those efforts, the research period has been extended for one more year, to allow for further progress in our preclinical experiments both in our pancreatic and liver-spleen applications. Our pancreatic application has reached the large animal experimental phase, while our liver-spleen application is still in its small animal experimental phase. We also agreed to pay Yeda a license fee as follows:

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

Results of Operations for the Three Months Ended October 31, 2006 Compared to the Three Months Ended October 31, 2005

Revenues and Cost of Goods Sold

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating Expenses

Operating expenses for the quarter ended October 31, 2006 amounted to $528,000 compared to 461,000 for the quarter ended October 31, 2005. The increase in operation expenses is attributed to the implementation of SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method creating an expense of $156,000. Without this expense relating to stock options, the Company operating expenses for the quarter ended October 31, 2006 would have decreased when compared to the Company's operating expenses for the quarter ended October 31, 2005.

The R&D expenses amounted to $254,000 in the quarter ended October 31. 2006 compared to $296,000 in the quarter ended October 31. 2005. This decrease in the R&D expenses is attributed to a decrease in expenses related to Yeda (see Item 2
- Research Agreement) which decreased from $225,000 in the quarter ended October 31, 2005 to $150,000 in the quarter ended October 31, 2006. The Company implemented SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method, thus creating an expense of $47,000 in the quarter ended October 31, 2006 compared to $0 for the quarter ended October 31, 2005.

The Company had general and administrative expenses of $274,000 in the quarter ended October 31, 2006 compared to $165,000 in the quarter ending October 31, 2005. The Company kept its general and administrative expenses in both quarters on the same level; the increase is attributed to the implementation of SFAS No. 123 which created an expense of $109,000 in the quarter ended October 31, 2006 compared to $(3,000) for the quarter ended October 31, 2005.

Financial Income

We had a net financial income in the amount of $19,000 for the quarter ended October 31, 2005 compared to net financial expenses of $2,000 for the quarter ended October 31, 2006. The Company had incurred financial expenses of $10,000 due to a devaluation of the US dollar against the NIS which finally generated a net financial expense of $2,000. In addition, the Company has a decreased financial income due to a decrease in fund available for investment because the cash has been used to finance its research and development activities. The Company has invested its funds in bank deposits that bear interest rates of approximately 4.0% per annum.

Taxes on Income

We had a tax expense amounting to $3,000 in the quarter ended October 31, 2006 and October 31, 2005. The tax expense is resulting from tax liability of our wholly owned subsidiary Tissera Ltd. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 7% basis which creates a taxable income in our subsidiary.

Net Loss

As a result of the above, we incurred a net loss of $533,000 for the period ending October 31, 2006, compared to a net loss of $445,000 for the period ending October 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents and short term deposits were $617,000 as of October 31, 2006, compared to $955,000 as of July 31, 2005. This decrease in cash equivalents and short term deposits is attributed to the Company's need to finance its development activities from its cash equivalents and short term deposits. We had a working capital of $27,000 as of October 31, 2006, compared to $499,000 as of July 31, 2006. We plan to continue to consume cash in our research and development activities by payments of salaries, payments for services received from Yeda and other costs. We also plan to continue financing our operations through a combination of private placements, stock issuances, debt issuances, mutual developments with possible milestone license payments and research and development programs of which there is no guarantee. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the period ended October 31, 2006 we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Our quarter financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions exist which raise doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated deficit during the development stage of approximately $28,865,000 since inception through the period ended October 31, 2006.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

      o On December 21, 2004, Dr. Rabenou, our former CEO and a director, filed claim in the District Labor Court located in Tel Aviv Israel ("Labor Court") against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $121,000) pursuant to the terms of her employment agreement. This claim remains pending, and the Company intends to continue its current defense efforts with respect to such claim. In addition, the Company, filed a counterclaim against Dr. Rabenou in the Labor Court based on damages incurred to the Company pursuant to certain of Dr. Rabenou's actions or omissions, during her tenure as the Company's CEO. The counterclaim seeks damages against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,023,000). These damages are based primarily on certain actions taken by Dr. Rabenou as follows: (i) the issuance of an unauthorized bonus to Dr. Rabenou while she was CEO in the amount of $110,000 upon completion of the private offering in the amount of $5,500,000 in March 2004;; (ii) the issuance of 280,000 shares of common stock to Pini Rabenou, the brother of Dr. Rabenou, for which the Company did not receive any discernable consideration; (iii) the failure to withhold Israeli income taxes with respect to the exercise of options by Dr. Rabenou; and (iv) the issuance of shares to Biogreen Ltd. as more fully described below. On January 15, 2004, when Dr. Rabenou recommended the issuance of Company shares to number of specified entities and individuals, including a company known as BioGreen Ltd. ("BioGreen"), to which the Company issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense of $833,700. After Dr. Rabenou resigned as CEO, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure, including the BioGreen matter. The Company's management attempted, unsuccessfully, to identify the specific services that served as the basis for BioGreen's compensation, and Dr. Rabenou refused to cooperate with the Company's investigation. Notwithstanding, in response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she denied our claims and asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas (that the Company believes is BioGreen), and asserting a number of new defenses and mitigating factors, which were not disclosed either during or immediately subsequent to the January 15, 2004 Board of Directors Meeting. The Company initially described the above litigation proceedings, within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of such Form 10-QSB, Dr. Rabenou's legal counsel: (a) communicated to the Company that it believed that the statements in such 10-QSB constituted libel; (b) threatened legal action against the Company if such statements were not withdrawn; and (c) claimed damages of approximately $23,000 related to such alleged libel. The Company, based on the opinion of its legal advisors, does not intend to retract any of its public statements regarding the above matters. The Company attorneys are negotiating with Rabenou's attorneys to reach a settlement on this dispute of which there is no guarantee.

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


                                        TISSERA, INC.


Dated: December 14, 2006                By: /s/ Amos Eiran
                                            ------------------------------------
                                            Amos Eiran
                                            Chief Executive Officer


Dated: December 14, 2006                By: /s/ Alex Werber
                                            ------------------------------------
                                            Alex Werber
                                            Chief Financial Officer