Form 10QSB
period 2007-01-31
TISSERA INC
filed 2007-03-15
CIK 1122573

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 6, 2007, the registrant had 44,314,332 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Tissera, Inc.

INDEX

PAGE NUMBER

PART I. FINANCIAL INFORMATION

Item 1. Financial statements
(unaudited)

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Changes in Stockholders’
Equity (Deficiency)	3

Consolidated Statements of Cash Flows	4

Notes to Financial Statements	5-15

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	16

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 2. Change in Securities	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	24

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

TISSERA INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	January 31,	July 31,
	2007	2006
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,482	$111
Short-term deposit	194	844
Accounts receivable and prepaid expenses	140	174

Total current assets	1,816	1,129

RESTRICTED CASH	5	5

SEVERANCE PAY FUND	39	33

PROPERTY AND EQUIPMENT, NET	9	13

Total assets	$1,869	$1,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$12	$4
Other accounts payable and accrued expenses	628	626

Total current liabilities	640	630

ACCRUED SEVERANCE PAY	54	44

Total liabilities	694	674

STOCKHOLDERS' EQUITY:
Stock capital (Note 5) - Common stock of $ 0.0001 par value each - Authorized: 100,000,000 shares at January 31, 2007 and July 31, 2006; Issued and outstanding: 44,314,332 and 27,814,332 shares at January 31, 2007 and July 31, 2006, respectively	3	3
Preferred stock of $ 0.0001 par value each - Authorized: 20,000,000 shares at January 31, 2007 and July 31, 2006; Issued and outstanding: 0 shares at January 31, 2007 and July 31, 2006	-	-
Additional paid-in capital	30,634	28,839
Deferred stock based compensation	-	(4)
Deficit accumulated during the development stage	(29,462)	(28,332)

Total stockholders' equity	1,175	506

Total liabilities and stockholders' equity	$1,869	$1,180

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Six months ended January 31		Three months ended January 31,		Year ended July 31,	From May 31, 2000 (date of inception) through January 31,
	2007	2006	2007	2006	2006	2007
	Unaudited					Unaudited
Operating expenses:
Research and development (including expenses (income) related to options granted to employees and warrants granted to Yeda and to service providers in the amount of $ 239, $ 0, $ 192, $ 0 and $ (20) for the six months ended January 31, 2007 and 2006, three months ended January 31, 2007 and 2006 and for the year ended July 31, 2006, respectively)	$653	$589	$399	$293	$1,031	$15,717
General and administrative (including expenses related to warrants, options and shares granted to service providers, employees and directors and compensation to investors in the amount of $ 136, $ (5), $ 27 $ (2), $ 27 for the six months ended January 31, 2007 and 2006, for the three months ended January 31, 2007 and 2006 and for the year ended July 31, 2006, respectively)	477	300	203	135	729	13,730

	1,130	889	602	428	1,760	29,447
Financial income, net	5	45	7	26	55	130

Loss from continuing operations before income taxes	1,125	844	595	402	1,705	29,317
Income taxes	5	7	2	4	10	53

Loss from continuing operations	1,130	851	597	406	1,715	29,370
Loss from discontinued operations	-	-	-	-	-	92

Net loss	$1,130	$851	$597	$406	$1,715	$29,462

Basic and diluted net loss per share	$0.037	$0.03	$0.018	$0.015	$0.06

Weighted average number of shares used in computing basic and diluted net loss per share	30,863,245	27,582,114	33,912,158	27,814,332	27,662,795

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share and per share data)

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Stock capital		paid-in	stock based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of May 31, 2000	-	$-	$-	$-	$-	$-
Stock issued for cash on May 31, 2000	15,036,000	2	8	-	-	10
Net loss	-	-	-	-	(5)	(5)

Balance as of July 31, 2000	15,036,000	2	8	-	(5)	5
Stock issued for cash on July 17, 2001	3,000,000	*) -	40	-	-	40
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(30)	(30)

Balance as of July 31, 2001	18,036,000	2	63	-	(35)	30
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(39)	(39)

Balance as of July 31, 2002	18,036,000	2	78	-	(74)	6
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(31)	(31)

Balance as of July 31, 2003	18,036,000	2	93	-	(105)	(10)
Stock issued for cash related to PPM1, net of $ 176 of cash issuance expenses	1,767,200	*) -	2,033	-	-	2,033
Stock issued for cash related to PPM2, net of $ 517 of cash issuance expenses	3,142,858	1	4,983	-	-	4,984
Stock based compensation related to warrants granted to service providers	-	-	11,429	-	-	11,429
Stock based compensation related to options granted to employees and directors	-	-	1,130	-	-	1,130
Compensation related to stock granted to service providers and to employees	3,067,090	*) -	7,366	-	-	7,366
Deferred stock based compensation	-	-	163	(163)	-	-
Exercise of options	1,543,766	*) -	-	-	-	*) -
Net loss	-	-	-	-	(22,529)	(22,529)

Balance as of July 31, 2004	27,556,914	3	27,197	(163)	(22,634)	4,403
Stock based compensation related to warrants granted to investors	-	-	1,980	-	-	1,980
Warrants granted to Yeda and to service providers	-	-	(362)	-	-	(362)
Amortization of stock based compensation related to options granted to employees and directors	-	-	-	176	-	176
Deferred stock based compensation	-	-	44	(44)	-	-
Exercise of options	25,200	*) -	-	-	-	-
Net loss	-	-	-	-	(3,983)	(3,983)

Balance as of July 31, 2005	27,582,114	3	28,859	(31)	(26,617)	2,214
Exercise of options	232,218	*) -	*) -	-	-	*) -
Warrants granted to service providers	-	-	(20)	-	-	(20)
Amortization of stock based compensation related to options granted to employees and directors	-	-	-	27	-	27
Net loss	-	-	-	-	(1,715)	(1,715)

Balance as of July 31, 2006	27,814,332	3	28,839	(4)	(28,332)	506
Deferred stock-based compensation	-	-	(4)	4	-	-
Issuance of shares and warrants, net	16,500,000	*) -	1,424	-	-	1,424
Amortization of stock based compensation related to options granted to employees and directors	-	-	232	-	-	232
Warrants granted to Yeda	-	-	143	-	-	143
Net loss	-	-	-	-	(1,130)	(1,130)

Balance as of January 31, 2007 (unaudited)	44,314,332	$3	$30,634	$-	$(29,462)	$1,175

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended January 31,		Year ended July 31,	From May 31, 2000 (inception date) through January 31,
	2007	2006	2006	2007
	Unaudited			Unaudited
Cash flows from operating activities:
Net loss	$(1,130)	$(851)	$(1,715)	$(29,462)
Adjustments required to reconcile net loss to total net cash used in operating activities:
Depreciation	4	4	8	29
Expenses (income) related to warrants granted to Yeda and to service providers	239	(18)	(20)	11,286
Expenses related to options granted to employees and directors	136	13	27	1,469
Expenses related to shares granted to service providers and compensation to investors	-	-	-	9,346
Interest accrued on short-term deposit	(26)	-	(17)	(43)
Decrease (increase) in accounts receivable and prepaid expenses	34	43	91	(140)
Increase (decrease) in trade payables	8	1	(1)	12
Increase (decrease) in other accounts payable and accrued expenses	2	(72)	(34)	628
Increase in accrued severance pay, net	4	-	1	15

Net cash used in continuing operating activities	(729)	(880)	(1,660)	(6,860)
Net cash provided by discontinued operating activities	-	-	-	75

Total net cash used in operating activities	(729)	(880)	(1,660)	(6,785)

Cash flows from investing activities:
Short-term deposit	676	-	(827)	(151)
Sale of property and equipment	-	-	-	9
Purchase of property and equipment	-	-	-	(47)
Restricted cash	-	(5)	(5)	(5)

Net cash provided by (used in) continuing investing activities	676	(5)	(832)	(194)
Net cash used in discontinued investing activities	-	-	-	(15)

Total net cash provided by (used in) investing activities	676	(5)	(832)	(209)

Cash flows from financing activities:
Issuance of shares and warrants, net	1,424	-	*) -	8,441

Net cash provided by continuing financing activities	-	-	*) -	8,441
Net cash provided by discontinued financing activities	-	-	-	35

Total net cash provided by financing activities	1,424	-	*) -	8,476

Increase (decrease) in cash and cash equivalents	1,371	(885)	(2,492)	1,482
Cash and cash equivalents at beginning of period	111	2,603	2,603	-

Cash and cash equivalents at end of period	$1,482	$1,718	$111	$1,482

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

b.
The accompanying unaudited interim consolidated financial statements have been prepared as of January 31, 2007 and for the six months then ended, in accordance with accounting principles generally accepted in the United States relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending July 31, 2007.

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

The Company's accumulated deficit as of January 31, 2007 and July 31, 2006 amounted to $ 29,462 and $ 28,332, respectively. The Company's net loss as of January 31, 2007 and July 31, 2006, amounted to $ 1,130 and $ 1,715, respectively. In April 2007, the Company will finalize its current research and development agreement with Yeda in April 2007 (see Note 2) so as to reduce its current R&D expenses. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not intended to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $ 729, $ 880, $ 1,660 for the six months ended January 31, 2007, 2006, and the year ended July 31, 2006, respectively). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 3,010,699 and 3,612,839, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) October 7, 2013. As of the balance sheet date, 2,283,283 of the Company's shares of Common stock are underlying the warrants. The warrants shall be exercisable on a cashless basis.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 2:-	RESEARCH AND LICENSE AGREEMENT (Cont.)

Since the license is used for research and development activities and no alternative use exists for the license, the cost of the license was recorded as research and development (income) expenses in the amount of $ 301 and $ 450 for the six month ended January 31, 2007 and 2006, respectively. The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 2,526,700 shares of Common stock. Each such warrant shall be immediately exercisable at fair value till the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from August 1, 2006, the first day of the Company's fiscal year 2007. Under that transition method, compensation cost recognized in the six months period ended January 31, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the accelerated attribution method over the requisite service period of each of the awards.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As a result of adopting SFAS 123(R) on August 1, 2006, the Company's loss before income taxes and net loss for the six months ended January 31, 2007, is $ 373 higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the six months ended January 31, 2007, are $ 0.012 higher, than if the Company had continued to account for share-based compensation under APB 25.

Prior to August 1, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

Share and options to employees and directors

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

The fair value of the Company's stock options granted to employees and directors was estimated using the following weighted average assumptions:

Risk free interest	3.84%
Dividend yields	0%
Volatility	217%
Expected term (in years)	5
Forfeiture rate	0%

The fair value of the options in the pro forma table below was also calculated according to the above assumptions.

During the six months ended January 31, 2007, 2006, and during the year ended July 31, 2006 , no options were granted.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

A summary of option activity under the Company's Stock Option as of January 31, 2007 and changes during the six months ended January 31, 2007 are as follows:

	Number of options	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value *)
	Unaudited

Outstanding at July 31, 2006	2,646,206	$0.301
Granted	-
Exercised	-
Forfeited	-

Outstanding at January 31, 2007	2,646,206	$0.301	2.42	-

Exercisable at January 31, 2007	2,600,131	$0.301	2.42	-

Vested and expected to vest	2,646,206	$0.301	2.42	-

*) As of reporting date, all of the options are out of the money.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the six months ended January 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2007. This amount changes based on the fair market value of the Company's stock. As of January 31, 2007, there was $ 40 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans. That cost is expected to be recognized over a weighted-average period of 0.14 years.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The pro-forma table below reflects the Company's stock based compensation expense, net income and basic and diluted earnings per share for the six months and three months ended January 31, 2006 and for the year ended July 31, 2006, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

	Six months ended January 31, 2006	Three months ended January 31, 2006	Year ended July 31, 2006
	Unaudited
Net loss as reported	$851	$406	$1,715

Add (deduct): stock-based compensation income (expense) recognized under APB 25	5	2	(27)

Add (deduct): stock-based compensation income (expense) determined under fair value method for all awards	(512)	(256)	1,027

Pro forma net income	$344	$152	$2,715

Basic and diluted earnings per share, as reported	$0.018	$0.015	$0.06

Pro forma basic and diluted earnings per share	$0.01	$0.01	$0.1

Weighted average number of shares used in computing pro forma basic and diluted earnings per share	27,582,114	27,814,332	27,662,795

For purpose of pro-forma disclosures stock based compensation is amortized over the vesting period using the straight line method.

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock based compensation expense presented above for the prior six months period ended January 31, 2006 under SFAS 123 and the stock based compensation expense recognized during the current six months ended January 31, 2007 under SFAS 123(R) are not directly comparable.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Shares and warrants to service providers

1.
The Company granted in prior years 2,429,722 warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 600,000 warrants to purchase 600,000 shares of Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. In addition the Company issued 2,526,700 warrants to Yeda, see Note 2 above, out of which 255,839 were issued during the six months ended January 31, 2007 due to issuance of Common stock on December 28, 2006, see Note 5 below. The Company accounted for such warrants and shares under the provisions of EITF 96-18. The fair value of fully vested warrants and shares was recorded as research and development expenses and general and administrative expenses at the grant date. The fair value of the expected to vest warrants is amortized as an expense over the vesting period.

2.
On December 28, 2006 the Company granted 3,300,000 warrants to finders in connection with issuance of Common stock, see Note 5c. The fair value of the abovementioned warrants calculated as for the grant date is $ 495. This fair value was estimated using the following weighted average assumptions:

Risk free interest	4.85%
Dividend yields	0%
Volatility	155%
Expected term (in years)	5

A summary of warrants to service providers activity as of January 31, 2007, and changes during the six months ended January 31, 2007 are as follows:

	Number of warrants	Weighted-average exercise price		Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
	Unaudited
Outstanding at July 31, 2006	1,570,861	$	*) -
Granted	4,255,839		$0.08
Exercised	-
Forfeited	-

Outstanding at January 31, 2007	5,826,700		$0.06	5.71	544,005

Exercisable at January 31, 2007	2,526,700	$	*) -	6.75	379,005

Vested and expected to vest	5,826,700		$0.06	5.71	544,005

*) Represents an amount less than $ 0.01.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the six months ended January 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2007. This amount changes based on the fair market value of the Company's stock. As of January 31, 2007, there was no compensation cost related to non-vested warrants issued to service providers.

NOTE 4:-	COMMITMENTS AND CONTINGENCIES

a.
The facilities and motor vehicles of the Company are rented under operating leases. Minimum rental commitments under the cancelable lease as of January 31, 2007 are for three additional years and amount to $ 38.

b.	The Company's subsidiary obtained a bank guarantee in the amount of $ 5 to secure a rent agreement.

c.
On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO is entitled to payments totaling approximately $ 72 upon termination of employment with the Company. On December 21, 2004, a claim against the Company was filed with the Israeli Labor Court by the Former CEO for a payment of approximately $ 134 (NIS 564 thousand) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has good defense arguments against the claim. In the year ended July 31, 2005, a provision in the amount of $ 100, in respect of net salary expenses was recorded under operating expenses, with respect to the Former CEO. As of January 31, 2007, this provision is in place.

During 2004, the Former CEO's brother, who was also employed by the Company, was granted 280,000 shares of Common stock for no cash consideration. In March 2004, the Board decided to grant him an additional 280,000 warrants to purchase 280,000 shares of Common stock, the vesting of which is subject to signing a definitive employment agreement with the Company. Such agreement was never entered into. As a result, on November 4, 2004, the Board of Directors cancelled the warrants. The cancelled warrants are not presented in these financial statements, nor were any compensation expense recorded in respect of these warrants.

The Company filed a counter claim against its Former CEO in the amount of approximately $ 2,240 (NIS 9,405 thousand) which includes, inter alia, the issues described above. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good assertion in its counter claim.

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

NOTE 5:-	STOCK CAPITAL

a.
On December 28, 2006, the Company has completed a private placement for the sale of 16,500,000 shares of common stock (the Shares) at a price of $ 0.1 per share. For each two shares of common stock purchased, each investor will receive a Series E Common Stock Purchase Warrant to purchase one share of common stock of the Company (the "Series E Warrants") and a Series F Common Stock Purchase Warrant to purchase one share of common stock of the Company (the "Series F Warrants"). The Series E Warrants shall be exercisable for a period commencing six months from the issue date through five years from the issue date at an exercise price of $ 0.165 per share. The Series F Warrants shall be exercisable for a period commencing six months from the issue date through five years from the issue date at an exercise price of $ 0.1815 per share. The Series E Warrants and the Series F Warrants are exercisable on a cashless basis.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 5:-	STOCK CAPITAL (Cont.)

b.
The Company has agreed to file a registration statement registering the Shares within 180 days after the closing date and have such registration statement declared effective within 270 days from the closing date. In the event that the Company fails to have the registration statement filed or declared effective by the required dates, it must pay liquidated damages equal to 2% of the principal amount for each thirty days (or such lessor pro-rata amount for any period of less than thirty days) which may be paid, at the election of the Company, in cash or shares of common stock valued at $ 0.05 per share, until the registration statement is filed or declared effective as the case may be. However, in the event that the registration statement is delayed solely resulting from an issue raised under Rule 415 as promulgated under the Securities Act of 1933, then the liquidation damages shall be 1% of the principal amount for each thirty days (or such lessor pro-rata amount for any period of less than thirty days), which may be paid, at the election of the Company, in cash or shares of common stock valued at $0.05 per share.

c.
In connection with the above closing, the Company paid $ 165 to Burstein & Lindsay Security Corp. (the "Finder") for its services as a finder in connection with this transaction and agreed to pay the Finder 10% of all cash proceeds, if any, generated as a result of the exercise of the Series E Warrants and the Series F Warrants. In addition, the Finder also received a common stock purchase warrant to purchase 3,300,000 shares of common stock at an exercise price of $ 0.10 per share exercisable for a period commencing six months from the issue date through five years from the issue date.

NOTE 6:-	RELATED PARTIES TRANSACTIONS

In January 2007, the Board of Directors granted to the Chief Executive Officer a bonus in the amount of $ 30, in consideration of his efforts related to the latest fund raising for the Company.

- - - - - - - - - -

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Research and License Agreement

On October 8, 2003, we entered into a Research and License Agreement (the "Research Agreement") with Yeda. The Research Agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing nephric and other tissues. The license granted to us shall expire in each country with respect to each product at the later of the following:

•	the expiration of the patents covering such product in the country of sale; or

•	15 years from the date of receipt of FDA New Drug Approval (in the United States), or the equivalent in any other country in which the products are sold.

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

•
a warrant, exercisable at an aggregate exercise price of US $900 to purchase up to 2.23% of the issued and outstanding shares of common stock of our company immediately following the exercise of such warrant; and

•	a warrant, exercisable at an aggregate exercise price of US $1,100 to purchase up to 2.67% of the issued and outstanding shares of our company immediately following the exercise of such warrant.

However, the Research Agreement provides that the maximum number of shares of common stock that Yeda may exercise into for each warrant is 3,010,699 and 3,612,839, respectively (in each case as such number of shares of common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by us of shares for par value only, for consideration less than par value and for no consideration, all in accordance with the terms and conditions of said warrant, which shall be satisfactory to Yeda and us). The share amounts described above are adjusted to reflect the three for one split, but not the other adjustment events described above that have occurred through the date hereof. Each such warrant shall be exercisable for a period beginning on the date of its issuance and ending at the later of the following:

•	one year following the termination of the Research and License Agreement; and

•	October 7, 2013.

We also agreed to pay or have paid to Yeda the following:

•
with regard to the first year of the research period (commencing on April 9, 2003), we paid the amount of US $450,000 of which a non-refundable installment of US $450,000 was paid on December 23, 2003. This amount was in addition to the $450,000 paid to Yeda in connection with research performed by Yeda during the first year;

•
with regard to the second year of research we paid an amount of US $900,000 of which $225,000 was paid on April 23, 2004; $225,000 was paid on July 8, 2004; $225,000 was paid on October 8, 2004; and $225,000 was paid on January 10, 2005;

•
with regard to the third year of research we paid an amount of US $900,000 of which $225,000 was paid on April 18, 2005; $225,000 was paid on July 11, 2005; $225,000 was paid on October 12, 2005 and $225,000 was paid on January 9, 2006.

•
pursuant to the third addendum of the Research Agreement dated April 11, 2006, with regard to the fourth year of research, we committed to pay an amount of US $600,000 of which $150,000 was paid on May 2, 2006; $150,000 was paid on July 19, 2006; and $150,000 was paid on October 9, 2006; and $150,000 was paid on January 17, 2007. Further, the termination for the research period was extended from April 10, 2006 to April 9, 2007.

We have also agreed that within one year from the date of the Research Agreement, we will submit a development program to Yeda for its approval. The Company has applied to Yeda for the deferral of the submission of this program to September 2005, and Yeda has given its consent for the deferral. The September 2005 product development plan has been submitted to Yeda, and has been followed by progress reports submitted in December 2005 and June 2006. We further undertook to use our best efforts to commercialize the licensed products. As part of those efforts, the research period has been extended for one more year, to allow for further progress in our preclinical experiments both in our pancreatic and liver-spleen applications. Our pancreatic application has reached the large animal experimental phase, while our liver-spleen application is still in its small animal experimental phase. We also agreed to pay Yeda a license fee as follows:

•	$50,000 per year commencing from the end of the license period, which has been extended until April 9, 2007;

•	4% of net sales of all products covered by the Research and License Agreement;

•	33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

•	16% of all sublicense fees for all agreements entered into after such one year period.

Results of Operations for the Three Months Ended January 31, 2007 Compared to the Three Months Ended January 31, 2006

Revenues and Cost of Goods Sold

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating Expenses

Operating expenses for the three month period ended January 31, 2007 amounted to $602,000 compared to 428,000 for the three month period ended January 31, 2006. The increase is attributed to expenses related to warrants granted to employees, service providers and consultants and to the implementation of SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method, creating an expense of $219,000 in the three month period ended January 31, 2007 as compared to an income of $2,000 in the period ended January 31, 2006. From the expense of $219,000 $ 143,000 relates to Yeda rights of Tissera warrants as explained in "Research and License Agreement"(page 18). Excluding the expenses related to warrants granted to employees, service providers and consultants the company would have decreased in its operations expenses. The decrease is attributed to a decrease in the R&D expenses as explained in the next paragraph.

The R&D expenses amounted to $399,000 in the three month period ended January 31, 2007 compared to $293,000 in the three month period ended January 31. 2006. The increase is attributed to expenses related to warrants granted to employees, service providers and consultants and to implementation of SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method, totaling to $192,000 in the three month period ended January 31, 2007 compared to none in the three month period ended January 31, 2006. From the expense of $192,000 $ 143,000 relates to Yeda rights of Tissera warrants (see above). Excluding the above expenses the Company would have decreased R&D expenses in the amount of $86,000. The decrease is attributed mainly to a decrease in expenses related to Yeda (see Item 2 - Research Agreement) which were decreased from $225,000 in the three month period ended January 31, 2006 to $150,000 in the three month period ended January 31, 2007.

The Company had general and administrative expenses of $203,000 in the three month period ended January 31, 2007 compared to $135,000 in the three month period ending January 31, 2006. The increase is attributed mainly to expenses related to warrants granted to employees, service providers and consultants and to the implementation of SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method  totaling to $27,000 in the three month period ended January 31, 2007 compared to an income of $2,000 in the three month period ended January 31, 2006.

Financial Income

We had a net financial income in the amount of $7,000 in the three month period ended January 31, 2007 compared to net financial income of $26,000 in the three month period ended January 31, 2006. The decrease in Company net financial income is attributed to the devaluation of the US dollar against the NIS which generated financial expense and to a decreased in interest income as the cash available for deposits bearing an interest decreased due to the Company needs of financing its Research and development activities. The Company has invested its funds in bank deposits that bear interest rates of approximately 5.0% per annum.

Taxes on Income

We had a tax expense amounting to $2,000 during the three months ended January 31, 2007 compared to $4,000 during the three months ended January 31, 2006. The Tax expense is resulting from tax liability of our wholly owned subsidiary Tissera Ltd. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 7% basis which creates a taxable income in our subsidiary.

Net Loss

As a result of the above, we incurred a net loss of $597,000 for the three month period ended January 31, 2007, compared to a net loss of $406,000 for the three month period ended January 31, 2006.

Results of Operations for the Six Months Ended January 31, 2007 Compared to the Six Months Ended January 31, 2006

Revenues and Cost of Goods Sold

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating Expenses

Operating expenses for the six months ended January 31, 2007 amounted to $1,130,000 compared to $889,000 for the six months ended January 31, 2006. The increase in operation expenses is attributed to expenses related to warrants granted to employees, service providers and consultants and to the implementation of SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method, creating an expense of $375,000 for the six months ended January 31, 2007 as compared to an income of $5,000 for the six months ended January 31, 2006. Without the expenses related to the implementation of SFAS No. 123, the Company would have decreased its operating expenses for the six months ended January 31, 2007. The decrease is attributed to a decrease in the R&D expenses as explained in the next paragraph.

The R&D expenses amounted to $653,000 for the six months ended January 31, 2007 compared to $589,000 for the six months ended January 31. 2006. The increase is attributed to expenses related to warrants granted to employees, service providers and consultants and to the implementation of SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method,  totaling $239,000 during the six months ended January 31, 2007 compared to none in the six months ended January 31, 2006. Excluding the above expenses, the Company would have decreased R&D expenses in the amount of $175,000. The decrease is attributed mainly to a decrease in expenses related to Yeda (see Item 2 - Research Agreement) which were decreased from $450,000 in the period ended January 31, 2006 to $300,000 in the period ended January 31, 2007.

The Company had general and administrative expenses of $477,000 during the six months ended January 31, 2007 compared to $300,000 during the six months ending January 31, 2006. The increase is attributed to expenses related to warrants granted to employees, service providers and consultants and to the implementation of SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method,  totaling to $136,000 during the six months ended January 31, 2007 compared to an income of $5,000 during the six months ended January 31, 2006. Excluding the above expenses, the Company kept its general and administrative expenses approximately in both periods at the same level.

Financial Income

We had a net financial income in the amount of $5,000 during the six months ended January 31, 2007 compared to net financial income of $45,000 during the six months ended January 31, 2006. The decrease in Company net financial income is attributed to the devaluation of the US dollar against the NIS which generated financial expense and to a decrease in interest income as the cash available for deposits bearing an interest decreased due to the Company needs of financing its Research and development activities. The Company has invested its funds in bank deposits that bear interest rates of approximately 5.0% per annum.

Taxes on Income

We had a tax expense amounting to $5,000 during the six months ended January 31, 2007 compared to $7,000 during the six months ended January 31, 2006. The tax expense is resulting from tax liability of our wholly owned subsidiary Tissera Ltd. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 7% basis which creates a taxable income in our subsidiary.

Net Loss

As a result of the above, we incurred a net loss of $1,130,000 for the six months ended January 31, 2007, compared to a net loss of $851,000 for the six months ended January 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents and short term deposits were $1,676,00 as of January 31, 2007, compared to $955,000 as of July 31, 2006. This increase in cash equivalents and short term deposits is attributed to a private placement for the sale of 16,500,000 shares of common stock at a price of $0.10 per share. The net amount has raised to the amount to $1,424,000. The Company needs to finance its development activities from its cash equivalents and short term deposits. We had a working capital of $1,176,000 as of January 31, 2007, compared to $499,000 as of July 31, 2006. We plan to continue to consume cash in our research and development activities through payments of salaries, payments for services received from Yeda and other costs. We also plan to continue financing our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the period ended January 31, 2007 we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Our Interim financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions which exist are raising doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated deficit during the development stage of approximately $29,462,000 since inception through the period ended January 31, 2007.

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

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business. Except for the following, the Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results:

•
On December 21, 2004, Dr. Rabenou, our former CEO and a director, filed claim in the District Labor Court located in Tel Aviv Israel ("Labor Court") against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $134,000) pursuant to the terms of her employment agreement. This claim remains pending, and the Company intends to continue its current defense efforts with respect to such claim. In addition, the Company, filed a counterclaim against Dr. Rabenou in the Labor Court based on damages incurred to the Company pursuant to certain of Dr. Rabenou's actions or omissions, during her tenure as the Company's CEO. The counterclaim seeks damages against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,240,000). These damages are based primarily on certain actions taken by Dr. Rabenou as follows: (i) the issuance of an unauthorized bonus to Dr. Rabenou while she was CEO in the amount of $110,000 upon completion of the private offering in the amount of $5,500,000 in March 2004; (ii) the issuance of 280,000 shares of common stock to Pini Rabenou, the brother of Dr. Rabenou, for which the Company did not receive any discernable consideration; (iii) the failure to withhold Israeli income taxes with respect to the exercise of options by Dr. Rabenou; and (iv) the issuance of shares to Biogreen Ltd. as more fully described below. On January 15, 2004, when Dr. Rabenou recommended the issuance of Company shares to number of specified entities and individuals, including a company known as BioGreen Ltd. ("BioGreen"), to which the Company issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense of $833,700. After Dr. Rabenou resigned as CEO, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure, including the BioGreen matter. The Company's management attempted, unsuccessfully, to identify the specific services that served as the basis for BioGreen's compensation, and Dr. Rabenou refused to cooperate with the Company's investigation. Notwithstanding, in response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she denied our claims and asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas (that the Company believes is BioGreen), and asserting a number of new defenses and mitigating factors, which were not disclosed either during or immediately subsequent to the January 15, 2004 Board of Directors Meeting. The Company initially described the above litigation proceedings, within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of such Form 10-QSB, Dr. Rabenou's legal counsel: (a) communicated to the Company that it believed that the statements in such 10-QSB constituted libel; (b) threatened legal action against the Company if such statements were not withdrawn; and (c) claimed damages of approximately $23,000 related to such alleged libel. The Company, based on the opinion of its legal advisors, does not intend to retract any of its public statements regarding the above matters. The Company attorneys are negotiating with Rabenou's attorneys to reach a settlement on this dispute of which there is no guarantee

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,

On December 28, 2006, accredited investors purchased an aggregate of 16,500,000 shares of common stock (the “Shares”) at $0.10 per share for an aggregate purchase price of $1,650,000 from the Company. For each two shares of common stock purchased, each investor will receive a Series E Common Stock Purchase Warrant to purchase one share of common stock of the Company (the “Series E Warrants”) and a Series F Common Stock Purchase Warrant to purchase one share of common stock of the Company (the “Series F Warrants”). The Series E Warrants shall be exercisable for a period commencing six months from the issue date through five years from the issue date at an exercise price of $0.165 per share. The Series F Warrants shall be exercisable for a period commencing six months from the issue date through five years from the issue date at an exercise price of $0.1815 per share. The Series E Warrants and the Series F Warrants are exercisable on a cashless basis. The funds raised will be utilized by the Company for research and development and working capital.

The Company has agreed to file a registration statement registering the Shares within 180 days after the closing date and have such registration statement declared effective within 270 days from the closing date. In the event that the Company fails to have the registration statement filed or declared effective by the required dates, it must pay liquidated damages equal to 2% of the principal amount on a monthly basis until the registration statement is filed or declared effective as the case may be. However, in the event that the registration statement is delayed solely resulting from an issue raised under Rule 415 as promulgated under the Securities Act of 1933, then the liquated damages shall be 1% of the principal amount on a monthly basis, which may be paid, at the election of the Company, in cash or shares of common stock valued at $0.05 per share.

The Shares, the Series E Warrants and the Series F Warrants were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In connection with the above closing, the Company paid $165,000 to Burstein & Lindsay Security Corp. (the “Finder”) for its services as a finder in connection with this transaction and agreed to pay the Finder 10% of all cash proceeds, if any, generated as a result of the exercise of the Series E Warrants and the Series F Warrants. In addition, the Finder also received a common stock purchase warrant to purchase 3,300,000 shares of common stock at an exercise price of $0.10 per share exercisable for a period commencing six months from the issue date through five years from the issue date.

In January 2007, the Board of Directors granted to the Chief Executive Officer a bonus in the amount of $30,000 in consideration of his efforts related to the latest fund raising for the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended January 31, 2007 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

TISSERA, INC.

Dated: March 14, 2007	By:	/s/Amos Eiran
Amos Eiran
Chief Executive Officer

Dated: March 14, 2007	By:	/s/Alex Werber
Alex Werber
Chief Financial Officer