Form 10KSB
period 2007-07-31
TISSERA INC
filed 2007-10-29
CIK 1122573

FORM 10-KSB

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB FOR THE YEAR

ENDED JULY 31, 2007

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

 ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

TISSERA, INC.
(Exact name of registrant as specified in its charter)

BERT Logic, Inc.
(Former Name of Registrant)

Washington	91-2034750
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

Maskit 8, 4th floor, Herzlia	46733 Israel
(Address of principal executive offices)	(Zip Code)

Amos Eiran, Chairman of the Board and CEO
Herzlia Business Park
8 Maskit St., 4th Floor
Herzlia, 46733 Israel

+972-9-9561151 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

Copies to:
Gregory Sichenzia, Esq.
Stephen M. Fleming, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32 Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☒.

The issuer's had no revenues for the year ended July 31, 2007.

As of October 18, 2007, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 45,314,332.

2

3

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

On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc.".

On October 27, 2003, the Company incorporated a wholly-owned subsidiary in Israel, Tissera Ltd.

Recent Developments

Issuance of Common Stock Purchase Warrants

On December 28, 2006, the Company has completed a private placement for the sale of 16,500,000 shares of Common stock ("the Shares") at a price of $0.10 per share. For each two Shares of Common stock purchased, each investor will receive a Series E Common Stock Purchase Warrant to purchase one share of Common stock of the Company (the "Series E Warrants") and a Series F Common Stock Purchase Warrant to purchase one share of Common stock of the Company (the "Series F Warrants"). The Series E Warrants shall be exercisable for a period commencing six months from the issue date through five years from the issue date at an exercise price of $0.165 per share. The Series F Warrants shall be exercisable for a period commencing six months from the issue date through five years from the issue date at an exercise price of $0.1815 per Share. The Series E Warrants and the Series F Warrants are exercisable on a cashless basis.

The common stock, the Series E Warrants and the Series F Warrants were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In connection with the above closing, we paid $165,000 to Burstein & Lindsay Security Corp. for its services as a finder in connection with this transaction and agreed to pay them 10% of all cash proceeds, if any, generated as a result of the exercise of the Series E Warrants and the Series F Warrants. In addition, they also received a common stock purchase warrant to purchase 3,300,000 shares of common stock at an exercise price of $0.10 per share exercisable for a period commencing six months from the issue date through five years from the issue date.

Consulting Agreement with Advisor Associates, Inc.

On June 26, 2007, the Company entered into a Consulting Agreement with Advisor Associates, Inc. (“Advisor”) pursuant to which Advisor shall provide the Company with consulting and advisory services in connection with strategic business planning, corporate finance, investor support, broker relations and related matters. The term of the agreement is for one year. In consideration for providing such services, the Company issued on October 9, 2007 Advisor 1,000,000 shares of common stock.  The shares are non-cancelable and non dependent on future performance of the consultant.

General

We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach involves harvesting embryonic mammalian tissue at the most appropriate stages after stem cells have committed to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal windows for embryonic tissue transplantation have been defined by Prof. Reisner's lab at the Weizmann Institute. We entered into a Research and License Agreement with Yeda, whereby Yeda procures the performance of research at the Weizmann Institute of Science, under the supervision of Professor Yair Reisner of the Department of Immunology. Pursuant to the Company's agreement with Yeda, Yeda provided the Company with a worldwide, exclusive license to develop, manufacture and sell products for solid organ transplantation from embryonic tissue based on research conducted under the supervision of Professor Reisner of the Department of Immunology of the Weizmann Institute of Science. The license shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

For the year ended July 31, 2007 we did not generate revenues and generated net losses of $1,865,000 as compared to no revenue and net losses in the amount of $1,715,000 for the year ended July 31, 2006.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure.

Organ Transplantation

General

Yeda is the commercial arm of the Weizmann Institute of Science. The Yeda Research Agreement provides the Company with the license to market and sell products for solid organ transplantation from embryonic tissue based on research conducted at the Weizmann Institute of Science under the supervision of Prof. Reisner in accordance with the Research Agreement. The Company intends to market and sell products for solid organ transplantation from embryonic tissue based on research conducted by Prof. Reisner's lab at the Weizmann Institute of Science. The Company believes this technology will provide effective alternatives to current kidney, liver and pancreas transplants and provide therapies for a number of unmet medical needs in large markets. However, due to budgetary constraints, the Company has taken the decision to concentrate all its efforts on the development of its pancreatic transplantation technology for the treatment of insulin-dependent diabetes and not to pursue other organ applications for the time being. Yeda has filed several patent applications with the United States Patent and Trademark Office in accordance with the Research Agreement.

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

The Company intends to market and sell products for solid organ transplantation from embryonic tissue based on research conducted by Prof Reisner's lab in accordance with the Research Agreement. The Company believes that the use of early organ-committed tissues may be appropriate for treating many serious diseases. The Company's current target is insulin dependent diabetes. The Company, through its commercialization of research conducted pursuant to the Research Agreement, intends to provide readily available on demand solutions for patients waiting for transplant organs that will reduce the need for long term use of immunosuppressive drugs and will involve minimally invasive surgical procedures that are normally associated with transplants. The Company understands there are numerous regulatory approvals which will be needed before the above can be put into place.

Plan of Operation

The Company has licensed the right to develop products for solid organ transplantation from embryonic tissue from Yeda and entered an agreement to sponsor research in Prof. Reisner's laboratory at the Weizmann Institute of Science for three years.  On April 10, 2006, the research agreement was prolonged for an additional year until April 9, 2007.  On April 10, 2007 the research agreement was prolonged until April 9, 2008.  Prof. Reisner's team is continuing the development of the application employing pancreatic precursor tissues. The team is actively engaged in experiments of implanting pancreatic precursor tissues harvested from pig embryos into diabetic monkeys. This will allow scientists to monitor the growth, function and therapeutic value of precursor tissues in a large animal, to develop appropriate surgical techniques, to optimize the amount of tissue transplanted and to determine the most suitable use of immunosuppressive drugs.

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

On October 8, 2003, we entered into a Research and License Agreement (the "Research Agreement") with Yeda. The agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing pancreatic and other tissues. The License granted to us shall expire in each country with respect to each product at the later of the following:

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

We also agreed to pay or have paid to Yeda the following:

•
With regard to the first year of the research period (commencing on April 9, 2003), we paid the amount of US $450,000 of which a non-refundable installment of US $450,000 was paid on December 23, 2003. This amount is in addition to the $450,000 paid to Yeda in connection with researched performed by Yeda during the first year.

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

•
Pursuant to the third addendum of the Research Agreement dated April 11, 2006, with regard to the fourth year of research we paid an amount of US $600,000 of which $150,000 was paid on May 2, 2006, $150,000 was paid on July 19, 2006, $150,000 was paid on October 13, 2006 and $150,000 was paid on January 17, 2007. Further, the termination of the research period was extended from April 10, 2006 to April 9, 2007.

•
Pursuant to the fourth addendum of the Research Agreement dated April 1, 2007, with regard to the fifth year of research we committed to pay an amount of $400,000 of which $100,000 was paid on April 10, 2007, $100,000 was paid on July 10, 2007 and $100,000 was paid on October 11, 2007. The termination of the research period was extended from April 9, 2007 to April 9, 2008.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval, and eventually a progress report every 6 months, in every December and June. In agreement with Yeda, the product development plan was submitted to Yeda in September 2005, and eventual progress reports were submitted at the appropriate dates. The last progress report was timely submitted in June 2007. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

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

There are a number of companies developing cell therapies. Among them, there are those that are using genetically-engineered, non genetically-engineered cells, fetal cells, adult cells, progenitor cells, mature cells, human cells and non-human cells. The Company is aware of two companies that have been involved in fetal porcine cell transplant. Alexion Pharmaceuticals was developing fetal porcine cell treatments. Alexion's annual report states that it is looking for a corporate partner and is no longer investing in their cell therapy program. Diacrin, Inc. was active in developing fetal porcine cell therapies for liver and cardiac applications. Diacrin had begun phase I studies for a number of applications. It showed positive phase I results for a Parkinson's disease therapy but failed to show convincing phase II results. In August 2003, Diacrin merged with GenVec, Inc. and it is not clear which, if any, of the porcine cell therapies will be continued.

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

We believe, based on information currently available to us, that Dr. Hammerman's research will not impact our potential liver, spleen and other organ applications which, as previously stated, are currently inactive.

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

On December 21, 2004, Dr. Rabenou, our former CEO and a director, filed claim in the District Labor Court located in Tel Aviv Israel ("Labor Court") against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $131,000 as for July 31, 2007) pursuant to the terms of her employment agreement. This claim remains pending, and the Company intends to continue its current defense efforts with respect to such claim.  The Company’s management and its legal advisors are of the opinion that the Company has a reasonably good defense against the claim.  In addition, the Company filed a counterclaim against Dr. Rabenou in the Labor Court based on damages incurred to the Company pursuant to certain of Dr. Rabenou's actions or omissions, during her tenure as the Company's CEO. The counterclaim seeks damages against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,185,000). These damages are based primarily on certain actions taken by Dr. Rabenou as follows: (i) the issuance of an unauthorized bonus to Dr. Rabenou while she was CEO in the amount of $110,000 upon completion of the private offering in the amount of $5,500,000 in March 2004;; (ii) the issuance of 280,000 shares of common stock to Pini Rabenou, the brother of Dr. Rabenou, for which the Company did not receive any discernible consideration; (iii) the failure to withhold Israeli income taxes with respect to the exercise of options by Dr. Rabenou; and (iv) the issuance of shares to BioGreen Ltd. as more fully described below. On January 15, 2004, when Dr. Rabenou recommended the issuance of Company shares to number of specified entities and individuals, including a company known as BioGreen Ltd. ("BioGreen"), to which the Company issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense of $833,700. After Dr. Rabenou resigned as CEO, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure, including the BioGreen matter. The Company's management attempted, unsuccessfully, to identify the specific services that served as the basis for BioGreen's compensation, and Dr. Rabenou refused to cooperate with the Company's investigation. Notwithstanding, in response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she denied our claims and asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas (that the Company believes is BioGreen), and asserting a number of new defenses and mitigating factors, which were not disclosed either during or immediately subsequent to the January 15, 2004 Board of Directors Meeting. The Company initially described the above litigation proceedings, within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of such Form 10-QSB, Dr. Rabenou's legal counsel: (a) communicated to the Company that it believed that the statements in such 10-QSB constituted libel; (b) threatened legal action against the Company if such statements were not withdrawn; and (c) claimed damages of approximately $23,000 related to such alleged libel. The Company, based on the opinion of its legal advisors, does not intend to retract any of its public statements regarding the above matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the forth quarter ended 2007, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

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

The table below sets forth the high and low sales prices for the Company's common stock for the relevant calendar quarters of 2005, 2006 and 2007. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Fiscal 2007				Fiscal 2006		Fiscal 2005
Quarter Ended	High		Low		High	Low	High	Low
First		$0.11		$0.06	$0.26	$0.14	$0.48	$0.26
Second		$0.24		$0.08	$0.15	$0.08	$0.47	$0.28
Third	$		$		$0.18	$0.08	$0.38	$0.18
Fourth	$		$		$0.13	$0.06	$0.28	$0.15

b) Holders

As of October 18, 2007, there were approximately 190 shareholders of record holding a total of 45,314,332 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

d) Recent Sales of Unregistered Securities

On December 28, 2006, the Company has completed a private placement for the sale of 16,500,000 shares of Common stock ("the Shares") at a price of $0.10 per share. For each two Shares of Common stock purchased, each investor will receive a Series E Common Stock Purchase Warrant to purchase one share of Common stock of the Company (the "Series E Warrants") and a Series F Common Stock Purchase Warrant to purchase one share of Common stock of the Company (the "Series F Warrants"). The Series E Warrants shall be exercisable for a period commencing six months from the issue date through five years from the issue date at an exercise price of $0.165 per share. The Series F Warrants shall be exercisable for a period commencing six months from the issue date through five years from the issue date at an exercise price of $0.1815 per Share. The Series E Warrants and the Series F Warrants are exercisable on a cashless basis.

In connection with the above closing, we paid $165,000 to Burstein & Lindsay Security Corp. for its services as a finder in connection with this transaction and agreed to pay them 10% of all cash proceeds, if any, generated as a result of the exercise of the Series E Warrants and the Series F Warrants. In addition, they also received a common stock purchase warrant to purchase 3,300,000 shares of common stock at an exercise price of $0.10 per share exercisable for a period commencing six months from the issue date through five years from the issue date.

In January 2007, the Board of Directors granted to the Chief Executive Officer a bonus in the amount of $30,000 in consideration of his efforts related to the latest fund raising for the Company.

On June 26, 2007, the Company entered into a Consulting Agreement with Advisor Associates, Inc. (“Advisor”) pursuant to which Advisor shall provide the Company with consulting and advisory services in connection with strategic business planning, corporate finance, investor support, broker relations and related matters. The term of the agreement is for one year. In consideration for providing such services, the Company issued on October 9, 2007 Advisor 1,000,000 shares of common stock.  The shares are non-cancelable and non dependent on future performance of the consultant.

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

Research and License Agreement

On October 8, 2003, we entered into a Research and License Agreement (the "Research Agreement") with Yeda. The agreement relates to the rights of our company to have the license from Yeda related to research conducted and to be conducted at the Weizmann Institute of Science, under the supervision of Professor Reisner of the Department of Immunology, and relates to an invention comprising methods of organ transplantation utilizing developing pancreatic and other tissues. The License granted to us shall expire in each country with respect to each product at the later of the following:

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

We also agreed to pay or have paid to Yeda the following:

•
With regard to the first year of the research period (commencing on April 9, 2003), we paid the amount of US $450,000 of which a non-refundable installment of US $450,000 was paid on December 23, 2003. This amount is in addition to the $450,000 paid to Yeda in connection with researched performed by Yeda during the first year.

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

•
Pursuant to the third addendum of the Research Agreement dated April 11, 2006, with regard to the fourth year of research we paid an amount of US $600,000 of which $150,000 was paid on May 2, 2006 and $150,000 was paid on July 19, 2006, $150,000 was paid on October 13, 2006 and $150,000 was paid on January 17, 2007. Further, the termination for the research period was extended from April 10, 2006 to April 9, 2007.

•
Pursuant to the fourth addendum of the Research Agreement dated April 1, 2007, with regard to the fifth year of research we committed to pay an amount of $400,000 of which $100,000 was paid on April 11, 2007, $100,000 was paid on July 10, 2007 and $100,000 was paid on October 11, 2007. The termination of the research period was extended from April 9, 2007 to April 9, 2008.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval, and eventually a progress report every 6 months, in every December and June. In agreement with Yeda, the product development plan was submitted to Yeda in September 2005, and eventual progress reports were submitted at the appropriate dates. The last progress report was timely submitted in June 2007. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

•	$50,000 per year commencing from the end of the license period, which has been extended until April 9, 2008;

•	4% of net sales of all products covered by the Research and License Agreement;

•	33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

•	16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JULY 31, 2007 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2006

REVENUES AND COSTS OF GOODS SOLD We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2007 amounted to $1,885,000 compared to $1,760,000 for the year ended July 31, 2006. The increase in operation expenses is attributed to expenses related to warrants granted to employees, service providers and consultants and to the implementation of SFAS No. 123 in which the Company accounted for its employee stock option under the fair value method, creating an expense of $430,000 for the year ended July 31, 2007 as compared to expense of $7,000 for the year ended July 31, 2006. Without the expenses related to the implementation of SFAS No. 123(R) amounting to $430,000 the company would have reported a decrease in its operations expenses by $305,000 for the year ended July 31, 2007 compared with July 31, 2006. The decrease is attributed mainly to a decrease in the R&D expenses as explained in the next paragraph.

The R&D expenses amounted to $1,073,000 for the year ended July 31, 2007 compared to $1,031,000 for the year ended July 31, 2006. The increase is attributed to expenses related to warrants granted to employees, service providers and consultants and to the implementation of SFAS No. 123(R) in which the Company accounted for its employee stock option under the fair value method, totaling to $280,000 during the year ended July 31, 2007 compared to an income of $20,000 in the year ended July 31, 2006. Excluding the above expenses the Company would have decreased R&D expenses in the amount of approximately $258,000. The decrease is attributed to a decrease in expenses related to Yeda (see Item 1 - DESCRIPTION OF BUSINESS) which were decreased from approximately $808,000 in year ended July 31, 2006 to $538,000 in the year ended July 31, 2007 a decrease of $270,000.

The Company had general and administrative expenses of $812,000 during the year ended July 31, 2007 compared to $729,000 for the year ended July 31, 2006. Excluding the expenses related to warrants granted to employees, service providers and consultants with respect to the implementation of SFAS No. 123(R) in 2007 which the Company accounted for its employee stock option under the fair value method, and excluding the expenses related to APB 25 in 2006, totaling to an expenses of $150,000 and $27,000 in the year ended July 31, 2007 and 2006 respectively, the Company has decreased its general and administrative expenses in approximately $ 40,000 in the year ended July 31, 2007 compared to the year ended July 31, 2006. The decrease is mainly attributed to a decrease in professional fees paid by the company.

FINANCIAL INCOME

We had a net financial income in the amount of $37,000 for year ended July 31, 2007 compared to a net financial income of $55,000 in the year ended July 31, 2006. The decrease in financial income is attributed to a decrease in fund available for investment due to it use of cash to finance its Research and development activities. The Company has invested its funds in bank deposits that bear interest rates of approximately 5.0% per annum.

TAXES ON INCOME

We had a tax expense amounting to $17,000 in the year ended July 31, 2007 compared to $10,000 year ended July 31, 2006. The tax expense resulted from tax liability of our wholly owned subsidiary Tissera Ltd. The Company has an agreement with its subsidiary in which it provides services related to the Research and Development activities of the Company. The Company reimburses Tissera Ltd. for these expenses on a cost plus 10% basis which creates a taxable income in our subsidiary.

NET LOSS

As a result of the above, we incurred a net loss of $1,865,000 for the year ended July 31, 2007, compared to a net loss of $1,715,000 for the year ended July 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents and short term deposits were $999,000 as of July 31, 2007, compared to $955,000 as of July 31, 2006. This increase in Cash equivalents and short term deposits is attributed to a private placement for the issuance of 16,500,000 shares of common stock at a price of $0.10, per share which took place on December 28, 2006. The net amount has raised to the amount of $1,424,000. The Company needs to finance its development activities from its cash equivalents and short term deposits. We had a working capital of $597,000 as of July 31, 2007, compared to $499,000 as of July 31, 2006. We plan to continue to consume cash in our research and development activities through payments of salaries, payments for services received from Yeda and other costs. We also plan to continue financing our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended July 31, 2007 and 2006 we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Our period financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions which exist are raising doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated deficit during the development stage of approximately $30,197,000 since inception through the period ended July 31, 2007.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's directors hold office until the annual meeting of shareholders next held after their election. The officers and directors of the Company as of October 17, 2007 are as follows:

Name	Age	Position
Amos Eiran	71	Chief Executive Officer and Chairman of the Board of Directors
Alex Weber	52	Chief Financial Officer and Chief Accounting Officer
Robert G. Pico	62	Director
Uri Elmaleh	60	VP Research
Meir Segev	54	Director
Peretz Shmuel	66	Director

Amos Eiran

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

Alex Werber

Alex Werber serves as our Chief Financial Officer. From August 2002 to the present, Mr. Werber is Chief Financial Officer of Global Energy Inc. and Oramed Pharmaceutical, Inc.  Mr. Werber has worked as a financial services consultant where he has provided a wide range of outsourced financial services. In addition, since September 2000 till March 2007, Mr. Werber has served as the Audit Committee Chairman of the Board of Directors of Crow Technologies Ltd., a manufacturer of security products. From October 2001 to August 2002, Mr. Werber was the Chief Financial Officer of CTMotion Ltd. a developer and deplorer of mobile internet and location-based services. In addition, Mr. Werber served as a business developer for Nokrom Technologies, which specializes in retain financial services, insurance and telecommunications sectors. From November 1996 to March 2000, Mr. Werber served as the Vice President of Finance for Vcon Telecommunications, a developer and manufacturer of video conferencing systems. Mr. Werber is a Certified Public Accountant and received his Bachelor of Arts in Economics and Accountancy from Tel Aviv University and did his post graduate study in Accounting at Tel Aviv University.

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

Robert Pico

Robert Pico, since joining TranSwitch Corporation in 1989, has held several top management positions at TranSwitch, a publicly traded Nasdaq corporation, including director of business operations, vice president of sales and vice president of business development. Mr. Pico is currently the vice president of business development at TranSwitch Corporation. Mr. Pico sits on the board of IC4IC, TeraOP, SOSI and is an advisor for Accordion Networks and Optix Networks. In 1966, Mr. Pico received a BSEE from the University of Hartford, in 1972 he received an MS in Physics from Trinity College and in 1981 he completed the coursework for an MBA from the University of Hartford.

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

Shmuel Peretz

Shmuel Peretz was appointed on November 29, 2004 as a director and as a Chairman of the Audit Committee of the Board. Mr. Peretz has held several top management positions Israel Aircraft Industry (IAI) among them the CEO of IAI and President of IAI Europe. Mr. Peretz served as director on several companies including Elta, Magal, Elcint and others. Mr. Peretz in 1982, received a MBA degree from the New York Institution of Technology, in 1963 he received a BA in Economics from the Hebrew University, Jerusalem.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates during fiscal year 2007. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended July 31, 2007, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for the years 2005, 2006 and 2007 concerning cash and noncash compensation paid or accrued by the Company to or on behalf of the president and the only other employee(s) to receive compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($ )	All Other Compensation ($)	Total ($)
Vicki Rabenou	2005	$125,000						$158,415	$283,415
Amos Eiran	2007	$180,000	$30,000	24,750					$234,750
	2006	$180,000		5,625					$185,625
	2005	$162,000							$162,000
Uri Elmaleh	2007	$123,300		131,097				$12,000	$266,397
Alex Werber	2007	$107,600		54,585				$12,000	$174,185

Compensation of Directors

Mr. Pico and Mr. Segev received warrants to purchase 270,540 shares of common stock each at an exercise price of $ 0.30.

Mr. Shmuel Peretz received warrants to purchase 270,540 shares of common stock at an exercise price of $ 0.31.

Directors who are not employees of the Company are paid $600 for participation in Board meeting and $300 for telephonic attendance as well as annual fee of $8,400.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of October 23, 2007, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

Title of Class	Name and Address of Beneficial Owner	Amount of Shares and Options (2)		Percent of Class (2)
Common Stock	Alpha Capital Anstalt Pradafant 7 9490 Furstentums Vaduz Liechtenstein	3,000,000		6.620%

Options	Amos Eiran**	1,500,000	(1)	4.86%

Options	Uri Elmaleh **	280,000		*	%

Options	Robert G. Pico** 3 Field Drive Woodbridge, CT 06525	225,450	(3)	*	%

Options	Yaron Sagi	33,333		*	%

Options	Meir Segev**	247,995	(3)	*	%

Options	Peretz Shmuel**	270,540		*	%

Common Stock and Options	Alex Werber**	94,444	(4)	*	%

Common Stock	Whalehaven Capital Fund Ltd. 14 Par-Laville Road, 3rd Fl. Hamilton, Bermuda HM08	2,353,000		5.193%

Options	All officers and directors as a Group	2,651,762		5.38%

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

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person has the right to acquire within 60 days as of October 23, 2007. For purposes of computing the percentage of outstanding shares held by each person or group of persons named above on October 23, 2007 any security which such person or group of persons has the right to acquire within 60 days after such date is deemed to be outstanding for the purpose of computing the percentage ownership for such person or persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of October 23, 2007, we had 45,314,332shares of common stock outstanding.

(3) Received a warrant to purchase 270,540 shares of common stock, of which 225,450 are vested for Mr. Pico and 47,995 are vested for Meir Segev.

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

In March 2004, the Board of Directors authorized the issuance of 280,000 shares of common stock to Mr. Pinny Rabenou. Mr. Rabenou is the brother of Dr. Rabenou. In addition, the Board also authorized the issuance of common stock purchase warrants to purchase 280,000, which the granting of such warrants were contingent upon the entering into a definitive employment agreement with Mr. Rabenou. The issuance was approved by the Board of Directors. However, following the Company's later investigation, the Company discovered that no consulting agreement was ever signed between the Company and Mr. Rabenou, and the Company received what it believes to be only token services from Mr. Rabenou, which, the Company believes, did not justify the largess of such grant. As no definitive employment agreement was entered into, the Board of Directors cancelled the warrants issued to Mr. Rabenou. As such, the financial statements for the related period include no expenses on account of such warrants.

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

In consideration for Dr. Rabenou's efforts in obtaining financing for the Company in the amount of $5,500,000 in March 2004, the Board of Directors granted a bonus in the amount of $110,000 to Dr. Rabenou. On November 4, 2004, the Board of Directors decided to cancel a former bonus granted to Dr. Rabenou in March 2004, in the amount of $110,000 and demand the bonus to be repaid, based on the Board of Directors' analysis that the grant of such bonus was not approved by a majority of the Company's shareholders. The Company has submitted a letter to the former CEO demanding that the bonus be repaid and filed a counterclaim against Dr. Rabenou seeking full restitution. Dr. Rabenou filed a reply brief within which she denied our claims.  Please refer to legal proceeding in the financial statements (Note 9).

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

Mr. Shmuel Peretz received warrants to purchase 270,540 shares of common stock at an exercise price of $0.31.

For more information as to the vesting periods and expiration dates please refer to note 11 of the financial statements.

In January 2007, the Board of Directors granted to the Chief Executive Officer a bonus in the amount of $30,000, in consideration of his efforts related to the latest fund raising for the Company.

On June 26, 2007, the Company entered into a Consulting Agreement with Advisor Associates, Inc. (“Advisor”) pursuant to which Advisor shall provide the Company with consulting and advisory services in connection with strategic business planning, corporate finance, investor support, broker relations and related matters. The term of the agreement is for one year. In consideration for providing such services, the Company issued Advisor 1,000,000 shares of common stock.

We issued the shares to Advisor pursuant to a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Advisor is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 13. EXHIBITS

Exhibit No.	Page No.	Description
3(a)(i)	*	Articles Of Incorporation of Tissera, Inc. (Incorporated by reference filed with the Company's Form SB-2 on November 14, 2000).

3(a)(ii)	*
By-laws of Tissera, Inc.

4.1	*	Specimen Share of Common Stock

4.2		Subscription Agreement dated December 28, 2006

4.3		Form of Series E Common Stock Purchase Warrant

4.4		Form of Series F Common Stock Purchase Warrant

10.1	*	Agreement Between BERT Logic Inc. and Reach Technologies Inc Dated May 31, 2000 for the right to distribute the Reach Technologies Inc. licensed product line.

10.2	**	Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May 11, 2001 amending the Licensing Agreement with Reach Technologies, Inc. dated May 31, 2000 as it pertains to new territory

10.3	****	Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May 31, 2003 amending the Licensing Agreement with Reach Technologies, Inc. dated May 31, 2000

10.4	*****	Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated September 4, 2003 amending the Licensing Agreement with Reach Technologies, Inc. dated May 31, 2000

10.5	******	Research and License Agreement between Yeda Research and Development Company Limited and Bert Logic Inc.

10.6		Consulting Agreement by and between Tissera, Inc. and Advisor Associates, dated June 26, 2007

14.1	******	Code of Ethics

16.1	***	Letter on change in certifying accountant.

31.1		Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

***** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.

****** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 2003.

******Incorporated by reference to the Company's Form 10-KSB filed with the Securities and Exchange Commission on November 3, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of the Company's annual financial statements for the two years ended July 31, 2007 and 2006 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during that fiscal years were $70,000 in each year.

Audit Related Fees. The Company did not engage auditors to provide any other professional services to the Company during the two fiscal years ended July 31, 2007 and 2006.

All Other Fees. There were no fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended July 31, 2007 and 2006.

For the fiscal years ended July 31, 2005. $5,000 was billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees".

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has confirmed that no conflict exists.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of October 2007.

TISSERA, INC.

/s/ Amos Eiran
Name:	Amos Eiran
Title:	Chairman of the Board of
Directors and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amos Eiran	Chief Executive	October 29, 2007
Officer and Chairman of the Board of Directors

/s/ Alex Werber	Chief Financial	October 29, 2007
Officer & Chief Accounting Officer

/s/ Robert G. Pico	Director	October 29, 2007

/s/ Meir Segev	Director	October 29, 2007

/s/ Peretz Shmuel	Director	October 29, 2007

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2007

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

TISSERA INC.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Tissera Inc. ("the Company") (a development stage company) and its subsidiary as of July 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years then ended and for the period from May 31, 2000 (inception) through July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of July 31, 2003 and for the period from May 31, 2000 (inception) through July 31, 2003, were audited by other auditors whose report dated September 13, 2003 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from May 31, 2000 (inception) through July 31, 2003 included a net loss of $ 105 thousand. Our opinion on the consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period from May 31, 2000 (inception) through July 31, 2007 insofar as it relates to amounts for prior periods through July 31, 2003, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of July 31, 2007 and 2006, and the consolidated results of their operations and cash flows for each of the years then ended and for the period from May 31, 2000 (inception) through July 31, 2007 in conformity with accounting principles generally accepted in the Unites States.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
October 29, 2007	A Member of Ernst & Young Global

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	July 31,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$999	$111
Short-term deposit (Note 4)	-	844
Accounts receivable and prepaid expenses (Note 5)	221	174

Total current assets	1,220	1,129

RESTRICTED CASH	5	5

SEVERANCE PAY FUND	47	33

PROPERTY AND EQUIPMENT, NET (Note 6)	7	13

LONG-TERM PREPAID EXPENSES (Note 7)	4	-

Total assets	$1,283	$1,180

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade payables	$12	$4
Other accounts payable and accrued expenses (Note 8)	611	626

Total current liabilities	623	630

ACCRUED SEVERANCE PAY	64	44

COMMITMENTS AND CONTINGENCIES (Note 9)

Total liabilities	687	674

STOCKHOLDERS' EQUITY:
Stock capital (Note 11) -
Common stock of $ 0.0001 par value each - Authorized: 100,000,000 shares at July 31, 2007 and 2006; Issued and outstanding: 44,314,332 and 27,814,332 shares at July 31, 2007 and 2006, respectively	5	3
Preferred stock of $ 0.0001 par value each - Authorized: 20,000,000 shares at July 31, 2007 and 2006; Issued and outstanding: 0 shares at July 31, 2007 and 2006	-	-
Additional paid-in capital	30,788	28,839
Deferred stock based compensation	-	(4)
Deficit accumulated during the development stage	(30,197)	(28,332)

Total stockholders' equity	596	506

Total liabilities and stockholders' equity	$1,283	$1,180

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC. AND ITS SUBSIDIARY
(Formerly: Bert Logic Inc.)
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended July 31,		From May 31, 2000 (inception date) through July 31,
	2007	2006	2007

Operating expenses:
Research and development expenses *)	$1,073	$1,031	$16,137
General and administrative expenses **)	812	729	14,065

	1,885	1,760	30,202
Financial income, net (Note 13)	37	55	162

Loss from continuing operations before income taxes	1,848	1,705	30,040
Income taxes (Note 10)	17	10	65

Loss from continuing operations	1,865	1,715	30,105
Loss from discontinued operations (Note 1a)	-	-	92

Net loss	$1,865	$1,715	$30,197

Basic and diluted net loss per share	$0.05	$0.06

Weighted average number of shares used in computing basic and diluted net loss per share	37,533,510	27,662,795

*)
Including expenses (income) related to options granted to employees and warrants granted to Yeda and to service providers in the amount of $ 280 and $ (20) for the years ended July 31, 2007 and 2006, respectively.

**)
Including expenses related to warrants, options and shares granted to service providers, employees and directors and compensation to investors in the amount of $ 150 and $ 27 for the years ended July 31, 2007 and 2006, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share data
					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Stock capital		paid-in	stock based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of May 31, 2000	-	$-	$-	$-	$-	$-
Stock issued for cash on May 31, 2000	15,036,000	2	8	-	-	10
Net loss	-	-	-	-	(5)	(5)

Balance as of July 31, 2000	15,036,000	2	8	-	(5)	5
Stock issued for cash on July 17, 2001	3,000,000	*) -	40	-	-	40
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(30)	(30)

Balance as of July 31, 2001	18,036,000	2	63	-	(35)	30
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(39)	(39)

Balance as of July 31, 2002	18,036,000	2	78	-	(74)	6
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(31)	(31)

Balance as of July 31, 2003	18,036,000	2	93	-	(105)	(10)
Stock issued for cash related to PPM1, net of $ 176 of cash issuance expenses	1,767,200	*) -	2,033	-	-	2,033
Stock issued for cash related to PPM2, net of $ 517 of cash issuance expenses	3,142,858	1	4,983	-	-	4,984
Stock based compensation related to warrants granted to service providers	-	-	11,429	-	-	11,429
Stock based compensation related to options granted to employees and directors	-	-	1,130	-	-	1,130
Compensation related to stock granted to service providers and employees	3,067,090	*) -	7,366	-	-	7,366
Deferred stock based compensation	-	-	163	(163)	-	-
Exercise of options	1,543,766	*) -	-	-	-	*) -
Net loss	-	-	-	-	(22,529)	(22,529)

Balance as of July 31, 2004	27,556,914	3	27,197	(163)	(22,634)	4,403
Stock based compensation related to warrants granted to investors	-	-	1,980	-	-	1,980
Warrants granted to Yeda and to service providers	-	-	(362)	-	-	(362)
Amortization of stock based compensation related to options granted to employees and directors	-	-	-	176	-	176
Deferred stock based compensation	-	-	44	(44)	-	-
Exercise of options	25,200	*) -	-	-	-	-
Net loss	-	-	-	-	(3,983)	(3,983)

Balance as of July 31, 2005	27,582,114	3	28,859	(31)	(26,617)	2,214
Exercise of options	232,218	*) -	*) -	-	-	*) -
Warrants granted to service providers	-	-	(20)	-	-	(20)
Amortization of stock based compensation related to options granted to employees and directors	-	-	-	27	-	27
Net loss	-	-	-	-	(1,715)	(1,715)

Balance as of July 31, 2006	27,814,332	3	28,839	(4)	(28,332)	506
Reclassification of deferred stock-based compensation into additional paid-in capital upon adoption of SFAS 123R	-	-	(4)	4	-	-
Issuance of shares and warrants, net	16,500,000	2	1,422	-	-	1,424
Shares granted to service providers	-	-	110	-	-	110
Stock based compensation related to options granted to employees and directors	-	-	271	-	-	271
Warrants granted to Yeda	-	-	150	-	-	150
Net loss	-	-	-	-	(1,865)	(1,865)

Balance as of July 31, 2007	44,314,332	$5	$30,788	$-	$(30,197)	$596

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended July 31,		From May 31, 2000 (inception date) through July 31,
	2007	2006	2007
Cash flows from operating activities:

Net loss	$(1,865)	$(1,715)	$(30,197)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	6	8	31
Expenses (income) related to warrants granted to Yeda and to service providers	150	(20)	11,206
Expenses related to options granted to employees and directors	271	27	1,604
Expenses related to shares granted to service providers and compensation to investors	9	-	9,346
Interest accrued on short-term deposit	-	(17)	(17)
Decrease (increase) in accounts receivable and prepaid expenses	54	91	(120)
Increase (decrease) in trade payables	8	(1)	12
Increase (decrease) in other accounts payable and accrued expenses	(15)	(34)	611
Increase in accrued severance pay, net	6	1	17

Net cash used in continuing operating activities	(1,376)	(1,660)	(7,507)
Net cash provided by discontinued operating activities	-	-	75

Total net cash used in operating activities	(1,406)	(1,660)	(7,432)

Cash flows from investing activities:

Short-term deposit, net	844	(827)	17
Sales of property and equipment	-	-	9
Purchase of property and equipment	-	-	(47)
Restricted cash	-	(5)	(5)
Lease deposits	(4)	-	(4)

Net cash used in continuing investing activities	840	(832)	(30)
Net cash used in discontinued investing activities	-	-	(15)

Total net cash provided by (used in) investing activities	840	(832)	(45)

Cash flows from financing activities:

Issuance of shares and warrants, net	1,424	*) -	8,441

Net cash provided by continuing financing activities	1,424	-	8,441
Net cash provided by discontinued financing activities	-	-	35

Total net cash provided by financing activities	1,424	*) -	8,476

Increase (decrease) in cash and cash equivalents	888	(2,492)	999
Cash and cash equivalents at beginning of period	111	2,603	-

Cash and cash equivalents at end of period	$999	$111	$999

Non-cash activity:
Prepared expenses (see Note 11.2c)	$101	$-	$101

*)	Represents an amount lower than $ 1.

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

The Company's accumulated deficit and net loss as of July 31, 2007 and for the year then ended, amounted to $ 30,197 and $ 1,865, respectively. In April 2008, the Company will finalize its current research and development agreement with Yeda (see Note 2) so as to reduce its current R&D expenses. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not intended to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $ 1,376 and $ 1,660 for the years ended July 31, 2007 and 2006, respectively). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

d.	Risk factors:

The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services are to be provided until April 2008. Thereafter, the Company will have to negotiate for new research services to be received, whether, by Yeda or by other service providers. If Yeda fails to provide the research services or is unwilling to continue to provide research services after April 2008, at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, an increase in expense and could adversely affect the Company's results of operations and cash flows. In addition, as discussed in Note 2, Yeda may terminate the research and license agreement ("the Agreement") under certain conditions.

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

The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 3,010,699 and 3,612,839, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) October 7, 2013. As of the balance sheet date, 2,334,283 of the Company's shares of Common stock are underlying the warrants. The warrants shall be exercisable on a cashless basis.

The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 2,580,879 shares of Common stock. Each such warrant shall be immediately exercisable till the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

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

In April 2006, the Company signed a third addendum to the agreement with Yeda extending the research period by one more year to April 9, 2007. In respect of this fourth year of research the Company paid Yeda an amount of $600.

In April 2007, the Company signed a fourth addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 400 to be paid in four equal installments payable in advance in respect of the fifth year of the research period ending April 9, 2008.

The above annual payments to Yeda were recorded as research and development expenses in the amount of $ 538 and $ 808 for the year ended July 31, 2007 and 2006, respectively.

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

The functional currency of the Company is the U.S dollar ("dollar") since the dollar is the currency of the primary economic environment in which the Company has operated and expects to continue to operate in the foreseeable future. A majority of the transactions of the subsidiary is recorded including the Company's finance activity which is dollar nominated, in addition, all of the subsidiary's revenues from transactions with the Company are generated in dollars and all intercompany balances are denominated in dollars and a substantial portion of the subsidiary's costs is incurred in dollars. Accordingly, management has designated the dollar as the currency of its and its subsidiary's primary economic environment and thus their functional and reporting currency.

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

f.	Impairment of long-lived assets:

The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During the years ended July 31, 2007 and 2006, no impairment losses have been identified.

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

The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israel's Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits accumulated up to the balance sheet date.

Severance expenses for the years ended July 31, 2007 and 2006 amounted to $ 7 and $ 5, respectively.

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Accounting for share-based compensation:

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

As a result of adopting SFAS 123(R) on August 1, 2006, the Company's loss before income taxes and net loss for the year ended ended July 31, 2007, is $ 430 higher than if it had continued to account for stock-based compensation under APB 25. Basic and diluted net loss per share for the year ended July 31, 2007, are $ 0.011 higher, than if the Company had continued to account for share-based compensation under APB 25.

Prior to August 1, 2006, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25, whereby compensation expense is equal to the excess, if any, of the quoted market price of the stock over the exercise price at the grant date of the award.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company applies SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants issued to non-employees. SFAS 123 requires the use of an option valuation model to measure the fair value of the options at the grant date.

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

All outstanding share options and warrants have been excluded from the calculation of the diluted loss per share for the years ended July 31, 2007 and 2006, because all such securities have an anti-dilutive effect.

Such outstanding securities consist of the following:
Year ended July 31,
2007

Options	2,646,206
Warrants	25,421,864

Total	28,068,070

l.	Income taxes:

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

In July 2006, the FASB issued FASB Interpretation No. 48, an Interpretation of FASB Statement No. 109, effective for fiscal years commencing after December 15, 2006, see Note 3o.

TISSERA INC. AND ITS SUBSIDIARY
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

o.	Recently issued accounting pronouncements:

1.
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

TISSERA INC. AND ITS SUBSIDIARY
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

2.
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except SFAS No. 123(R) and related interpretations. The statements does not apply to accounting standard that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 no later than January 1, 2008. The Company has not yet determined the effect that the adoption of SFAS No. 159 will have on its consolidated financial statements.

NOTE 4:- SHORT-TERM DEPOSITS

During 2007, short-term deposits bore an effective annual interest rate of 5%.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 5:-	ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	July 31,
	2007	2006

Government authorities	$5	$5
Prepaid expenses	220	169

	$225	$174

NOTE 6:-	PROPERTY AND EQUIPMENT

Cost:
Office furniture and equipment	$2	$2
Computer software and electronic equipment	29	29
Leasehold improvements	6	6

	37	37
Accumulated depreciation:
Office furniture and equipment	*) -	*) -
Computer software and electronic equipment	24	18
Leasehold improvements	6	6

	30	24

Depreciated cost	$7	$13
*)        Represents an amount lower than $ 1.

NOTE 7:-	LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses are composed of long-term lease deposits.

NOTE 8:-	OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	July 31,
	2007	2006

Government authorities	$359	$348
Employees and payroll accruals	104	80
Accrued expenses	148	198

	$611	$626

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	COMMITMENTS AND CONTINGENCIES

a.
The facilities and motor vehicles of the Company are rented under operating leases. Minimum rental commitments under the non-cancelable lease as of July 31, 2007 are for one additional year and amount to $ 61.

b.	The Company's subsidiary obtained a bank guarantee in the amount of $ 5 to secure a rent agreement.

c.
On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO is entitled to payments totaling approximately $ 78 upon termination of employment with the Company. On December 21, 2004, a claim against the Company was filed with the Israeli Labor Court by the Former CEO for a payment of approximately $ 131 (NIS 564 thousand) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has reasonably good defense against the claim. In the year ended July 31, 2005, a provision in the amount of $ 100, in respect of net salary expenses was recorded under operating expenses, with respect to the Former CEO. As of July 31, 2007, this provision is in place.

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

The Company filed a counterclaim against its Former CEO in the amount of approximately $ 2,185 (NIS 9,405 thousand) which includes, inter alia, the issues described above. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good assertion in its counterclaim.

d.
On July 11, 2005, the Former CEO submitted to the Company a letter claiming that the Company included in its Form 10-QSB filed on June 24, 2005 slanderous allegations regarding the Former CEO. The Former CEO demanded a retraction and asserted damages of at least $ 23. The Company's management denies the claim. In addition, the Company cannot, at this time, predict the out come of this claim.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:-	COMMITMENTS AND CONTINGENCIES (Cont.)

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	TAXES ON INCOME

a.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	July 31,
	2007	2006

Operating loss carryforward	$1,291	$2,217
Reserves and allowances	27	23

Net deferred tax asset before valuation allowance	1,318	2,240
Valuation allowance	1,318	2,240

Net deferred tax asset	$-	$-

As of July 31, 2007, the Company has provided valuation allowances of $ 1,318, in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future.

b.	Available carryforward tax losses:

As of July 31, 2007 and 2006, the Company has an accumulated tax loss carryforward of approximately $ 7,159 and $ 5,600, respectively. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

c.	Loss before taxes on income consists of the following:

	Year ended July 31,
	2007	2006

United States	$(1,893)	$(1,739)
Israel	45	34

	$(1,848)	$(1,705)

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:-	TAXES ON INCOME (Cont.)

d.	Taxes on income included in the statement of operations:
	Year ended July 31,
	2007	2006
Current taxes:
Domestic	$-	$-
Foreign *)	17	10

	$17	$10

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

NOTE 11:-	STOCK CAPITAL

a.	Common stock:

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

c.	Investments, warrants and options:

1.	Private placements

a)
On February 1, 2004, the Company completed a private placement ("PPM1") for the sale of 1,767,200 units at a price per unit of $ 1.25. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 5,301,600 warrants with an exercise price in a range of $ 3.75 - $ 6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years. As of July 31, 2007, 1,767,200 all warrants have expired.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-        STOCK CAPITAL (Cont.)

b)
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

The period over which Class B Common Stock Purchase Warrants and Class C Common Stock Purchase Warrants remained the same.

In addition, the Company issued Class D Common Stock Purchase Warrants to purchase an aggregate of 6,285,716 shares of Common stock. The Class D Common Stock Purchase Warrants are exercisable for a period of one year from the effective date of the Form SB-2 at an exercise price of $ 0.15 per share.

In light of the above, the Company recorded, in 2005, general and administration expenses in the amount of $ 1,980, calculated as the difference between the fair value of the warrants that were granted on March 18, 2004 at the date of the settlement agreement and the fair value of the warrants granted and modified at the date of the settlement agreement, in respect of the settlement agreement.

As of July 31, 2007, all of the warrants related to the March 18, 2004 private placements expired.

c)
In 2004, the Company granted two finders involved with the Company's first PPM, 93,480 fully vested warrants, exercisable until May 2005. On October 27, 2005, the Board of Directors has extended the warrants exercise period until May 2006 at no consideration. The Company has recorded the benefit totaling $ 10 in general and administrative expenses. During 2006, the above warrants were exercised.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-        STOCK CAPITAL (Cont.)

d)
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

In connection with the above closing, the Company paid $ 165 to Burstein & Lindsay Security Corp. ("the finder") for its services as a finder in connection with this transaction and agreed to pay the finder 10% of all cash proceeds, if any, generated as a result of the exercise of the Series E warrants and the Series F warrants. In addition, the finder also received a Common stock purchase warrant to purchase 3,300,000 shares of Common stock at an exercise price of $ 0.10 per share exercisable for a period commencing six months from the issuance date through five years from the issuance date. These warrants are exercisable on a cashless basis.

As of July 31, 2007, all of the warrants related to the December 28, 2006 private placements, are exercisable.

e)
On December 28, 2006 the Company granted 3,300,000 warrants to finders in connection with the issuance of Common stock. The fair value of the abovementioned warrants calculated as for the grant date is $ 495. This fair value was estimated using the following weighted average assumptions:

Risk free interest	4.85%
Dividend yields	0%
Volatility	155%
Expected term (in years)	5

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-        STOCK CAPITAL (Cont.)

2.	Shares and warrants to service providers

a)
The Company granted in prior years 2,429,722 warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 600,000 warrants to purchase 600,000 shares of Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 3,040,984 warrants are fully vested as of July 31, 2007. In addition, as of July 31, 2007 and 2006, 138,738 and 0 warrants were exercised into 138,738 and 0 shares of Common stock, respectively.

The Company accounted for such warrants and shares under the provisions of EITF 96-18. The fair value of fully vested warrants and shares was recorded as research and development expenses and general and administrative expenses at the grant date. The fair value of the warrants that vest over the three years period is amortized as an expense over the vesting period.

The fair value for these options was estimated at the grant date and at each subsequent vesting date using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 90%, risk-free interest rates of 1.5% - 5.34%, dividend yields of 0% and an expected life equal to the options' contractual life.

b)
The Company granted 2,580,829 warrants to Yeda (see Note 2), out of which 955,839 and 54,180 were issued during the year ended July 31, 2007 due to issuance of Common stock on December 28, 2006 and July 1, 2007, respectively.

c)
On June 26, 2007, the Company signed an agreement with a consultant ("the Consultant"), effective July 1, 2007 in which the Consultant will provide the Company consulting and advisory services in connection with strategic business planning, corporate finance, investor support, broker relations and related matters ("the Services"), for one year commencing July 1, 2007.

In consideration for the services, the Company issued on October 9, 2007 to the Consultant 1,000,000 shares of Common stock, par value $ 0.0001 per share. As of July 31, 2007, the fair value of the services was recorded at the fair value of the share on the agreement's effective date, and the relative portion of the expense was recorded in the statement of operations.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-        STOCK CAPITAL (Cont.)

d)	A summary of warrants to service providers activity as of July 31, 2007, and changes during the year ended July 31, 2007, are as follows:

	Number of warrants	Weighted-average exercise price		Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at August 1, 2006	1,570,861	$	*) -
Granted	4,310,019		$0.08
Exercised	-		$-
Forfeited	-		$-

Outstanding at July 31, 2007	5,880,880		$0.06	5.19	245,184

Exercisable at July 31, 2007	5,880,880	$	*) -	5.19	245,184

Vested and expected to vest	5,880,880		$0.06	5.19	245,184

*)	Represents an amount lower than $ 0.01.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the year ended July 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2007. This amount changes based on the fair market value of the Company's stock. As of July 31, 2007, there was no compensation cost related to non-vested warrants issued to service providers.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-        STOCK CAPITAL (Cont.)

e)	Summary of warrants issued to service providers:

The Company's outstanding warrants that were granted to service providers and to investors as of July 31, 2007, are as follows:

Issuance date	Number of warrants	Exercise price		Warrants exercisable	Exercisable through

January 2004	1,519,815	$	*) -	1,519,815	January 2014
January 2004	150,000		$0.01	150,000	January 2009
March 2004	493,692	$	*) -	493,692	March 2014
March 2004	277,477	$	*) -	184,985	March 2014
March 2004	200,000		$1	155,556	March 2009
April 2004	200,000		$1	155,556	April 2009
November 2004	200,000		$1	116,667	November 2009
February 2005	1,570,861	$	*) -	1,570,861	October 2013
December 2006	955,839	$	*) -	955,839	October 2013
July 2007	54,180	$	*) -	54,180	October 2013

	5,621,864			5,621,864

*)	Represents an amount lower than $ 0.01.

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

3.	Shares and options to employees and to directors

a)
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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-        STOCK CAPITAL (Cont.)

The fair value of the Company's stock options granted to employees and directors was estimated using the following weighted average assumptions:

Risk free interest	3.84%
Dividend yields	0%
Volatility	217%
Expected term (in years)	5
Forfeiture rate	0%

The fair value of the options in the pro-forma table below was also calculated according to the above assumptions.

During the year ended July 31, 2007 and 2006, no options were granted.

b)
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

No compensation was recorded since the exercise price of the options is higher than the market price of the Company’s Common stock.

During March 2004, the Company granted to certain employees 413,333 options to purchase 413,333 shares of the Company's Common stock at an exercise price of $ 0.30 per share. The options vest over a period of three years.

c)	On May 25, 2004, the Company granted to a certain employee 10,090 fully vested shares of Common stock at no consideration.

d)
In November 2004, the Company signed an employment agreement with its current CEO, according to which, the CEO will be granted 1,500,000 options to purchase 1,500,000 shares at an exercise price of $ 0.30 per share. The options vested over a period of two years. The Company accounted for such options according to the provision of APB 25.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-        STOCK CAPITAL (Cont.)

e)
In February 2005, the Company's Board of Directors decided to grant a director, 270,540 options to purchase 270,540 shares of Common stock at an exercise price of $ 0.31 per share. The options vested over a period of two years commencing March 15, 2005. The Company accounted for such options according to the provisions of APB-25 and SFAS 123R (see Note 3j).

As of July 31, 2007 and 2006, no options were exercised.

f)	A summary of option activity under the Company's Stock Option as of July 31, 2007 and changes during the year ended July 31, 2007 are as follows:

	Number of options	Weighted-average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value *)

Outstanding at August 1, 2006	2,646,206	$0.301
Granted	-
Exercised	-
Forfeited	-

Outstanding at April 30, 2007	2,646,206	$0.301	1.93	-

Exercisable at April 30, 2007	2,636,206	$0.301	1.93	-

Vested and expected to vest	2,646,206	$0.301	1.93	-

*)            As of reporting date, all of the options are out-of-the-money.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of year ended July 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2007. This amount changes, based on the fair market value of the Company's stock. As of July 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 11:-        STOCK CAPITAL (Cont.)

g).
The pro forma table below reflects the Company's stock based compensation expense, net income and basic and diluted earnings per share for the year ended July 31, 2006, had the Company applied the fair value recognition provisions of SFAS 123, as follows:

Year ended July 31, 2006

Net loss as reported	$1,715

Add (deduct): stock-based compensation income (expense) recognized under APB 25	(7)
Add: stock-based compensation expense determined under fair value method for all awards	1,027

Pro forma net loss	$2,735

Basic and diluted loss per share, as reported	$0.06

Pro forma basic and diluted loss per share	$0.1

Weighted average number of shares used in computing pro forma basic and diluted earnings per share	27,662,795

For purpose of pro forma disclosures, stock based compensation is amortized over the vesting period using the straight-line method.

Pro forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock based compensation expense presented above for the prior year ended July 31, 2006 under SFAS 123 and the stock based compensation expense recognized during the current year ended July 31, 2007 under SFAS 123(R) are not directly comparable.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:-	RELATED PARTIES

a.	From April 2003 until October 2003, funds raised and expenses paid by the Company were managed by certain shareholders through a trustee, at no consideration.

b.	As for claims, see Note 8.

c.	Transactions with related parties:
	Year ended July 31,
	2007	2006

Fees and related benefits and compensation expenses in respect of options granted to members of the Board of Directors	$301	$326

d.	In January 2007, the Board of Directors granted to the Chief Executive Officer a bonus in the amount of $ 30, in consideration of his efforts related to the latest fundraising for the Company.

NOTE 13:-	FINANCIAL INCOME, NET
	Year ended July 31,
	2007	2006

Income:
Interest income	$48	$65

Expenses:
Exchange rate differences	11	10

	$37	$55