Form 10QSB
period 2007-10-31
TISSERA INC
filed 2007-12-13
CIK 1122573

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of December 11, 2007, the registrant had 45,314,332 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Tissera, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial statements (unaudited)

TISSERA INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	October 31,	July 31,
	2007	2007
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$711	$999
Accounts receivable and prepaid expenses	183	221

Total current assets	894	1,220

RESTRICTED CASH	6	5

SEVERANCE PAY FUND	56	47

PROPERTY AND EQUIPMENT, NET	6	7

LONG-TERM PREPAID EXPENSES	4	4

Total assets	$966	$1,283

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$27	$12
Other accounts payable and accrued expenses	652	611

Total current liabilities	679	623

ACCRUED SEVERANCE PAY	76	64

Total liabilities	755	687

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
Stock capital - Common stock of $ 0.0001 par value each -
Authorized: 100,000,000 shares as of October 31, 2007 and July 31, 2007; Issued and outstanding: 45,314,332 as of October 31, 2007 and July 31, 2007.	5	5
Preferred stock of $ 0.0001 par value each -
Authorized: 20,000,000 shares as of October 31, 2007 and July 31, 2007; Issued and outstanding: 0 shares as of October 31, 2007 and July 31, 2007	-	-
Additional paid-in capital	30,788	30,788
Deferred stock based compensation	-	-
Deficit accumulated during the development stage	(30,582)	(30,197)

Total stockholders' equity	211	596

Total liabilities and stockholders' equity	$966	$1,283

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)
	Three months ended October 31,		Year ended July 31,	From May 31, 2000 (inception date) through October 31,
	2007	2006	2007	2007
	Unaudited			Unaudited

Operating expenses:
Research and development *)	$158	$254	$1,073	$16,295
General and administrative **)	201	274	812	14,266

	359	528	1,885	30,561
Financial income (expenses), net	(22)	(2)	37	140

Loss from continuing operations before income taxes	381	530	1,848	30,421
Income taxes	4	3	17	69

Net loss from continuing operations	385	533	1,865	30,490

Loss from discontinued operations	-	-	-	92

Net loss	$385	$533	$1,865	$30,582

Basic and diluted net loss per share from continuing operations	$0.01	$0.019	$0.05

Weighted average number of shares used in computing basic and diluted net loss per share	44,553,462	27, 814,332	37,533,510

*)
Including expenses related to options granted to employees and warrants granted to Yeda and to service providers in the amount of $ 0, $ 47 and $ 280 for the three months ended October 31, 2007 and 2006 and for the year ended July 31, 2007, respectively.

**)
Including expenses related to warrants, options and shares granted to service providers, employees and directors and compensation to investors in the amount of $ 28, $ 109 and $ 150 for the three months ended October 31, 2007 and 2006 and for the year ended July 31, 2007, respectively.

TISSERA INC.
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share data

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Stock capital		paid-in	stock based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of May 31, 2000	-	$-	$-	$-	$-	$-
Stock issued for cash on May 31, 2000	15,036,000	2	8	-	-	10
Net loss	-	-	-	-	(5)	(5)

Balance as of July 31, 2000	15,036,000	2	8	-	(5)	5
Stock issued for cash on July 17, 2001	3,000,000	*) -	40	-	-	40
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(30)	(30)

Balance as of July 31, 2001	18,036,000	2	63	-	(35)	30
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(39)	(39)

Balance as of July 31, 2002	18,036,000	2	78	-	(74)	6
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(31)	(31)

Balance as of July 31, 2003	18,036,000	2	93	-	(105)	(10)
Stock issued for cash related to PPM1, net of $ 176 of cash issuance expenses	1,767,200	*) -	2,033	-	-	2,033
Stock issued for cash related to PPM2, net of $ 517 of cash issuance expenses	3,142,858	1	4,983	-	-	4,984
Stock based compensation related to warrants granted to service providers	-	-	11,429	-	-	11,429
Stock based compensation related to options granted to employees and directors	-	-	1,130	-	-	1,130
Compensation related to stock granted to service providers and employees	3,067,090	*) -	7,366	-	-	7,366
Deferred stock based compensation	-	-	163	(163)	-	-
Exercise of options	1,543,766	*) -	-	-	-	*) -
Net loss	-	-	-	-	(22,529)	(22,529)

Balance as of July 31, 2004	27,556,914	3	27,197	(163)	(22,634)	4,403
Stock based compensation related to warrants granted to investors	-	-	1,980	-	-	1,980
Warrants granted to Yeda and to service providers	-	-	(362)	-	-	(362)
Amortization of stock based compensation related to options granted to employees and directors	-	-	-	176	-	176
Deferred stock based compensation	-	-	44	(44)	-	-
Exercise of options	25,200	*) -	-	-	-	-
Net loss	-	-	-	-	(3,983)	(3,983)

Balance as of July 31, 2005	27,582,114	3	28,859	(31)	(26,617)	2,214
Exercise of options	232,218	*) -	*) -	-	-	*) -
Warrants granted to service providers	-	-	(20)	-	-	(20)
Amortization of stock based compensation related to options granted to employees and directors	-	-	-	27	-	27
Net loss	-	-	-	-	(1,715)	(1,715)

Balance as of July 31, 2006	27,814,332	3	28,839	(4)	(28,332)	506
Reclassification of deferred stock-based compensation into additional paid-in capital upon adoption of SFAS 123R	-	-	(4)	4	-	-
Issuance of shares and warrants, net	16,500,000	2	1,422	-	-	1,424
Shares granted to service providers	-	-	110	-	-	110
Stock based compensation related to options granted to employees and directors	-	-	271	-	-	271
Warrants granted to Yeda	-	-	150	-	-	150
Net loss	-	-	-	-	(1,865)	(1,865)

Balance as of July 31, 2007	44,314,332	5	30,788	-	(30,197)	596

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share data

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Stock capital		paid-in	stock based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of July 31, 2007	44,314,332	5	30,788	-	(30,197)	596

Issuance of shares granted to service providers previous year	1,000,000	*) -	-	-	-	-
Net loss	-	-	-	-	(385)	(385)

Balance as of October 31, 2007 (unaudited)	45,314,332	$5	$30,788	$-	$(30,582)	$211

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended October 31,		Year ended July 31,	From May 31, 2000 (inception date) through October 31,
	2007	2006	2007	2007
	Unaudited			Unaudited
Cash flows from operating activities:
Net loss	$(385)	$(533)	$(1,865)	$(30,582)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	1	2	6	32
Expenses related to warrants granted to Yeda and to service providers	-	47	150	11,197
Expenses related to options granted to employees and directors	-	109	271	1,604
Expenses related to shares and warrants granted to service providers and compensation to investors	28	-	9	9,383
Interest accrued on short-term deposit	-	(9)	-	(17)
Decrease (increase) in accounts receivable and prepaid expenses	10	13	54	(110)
Increase in trade payables	15	-	8	27
Increase (decrease) in other accounts payable and accrued expenses	41	21	(15)	652
Increase in accrued severance pay, net	3	3	6	20
Net cash used in continuing operating activities	(287)	(347)	(1,376)	(7,794)
Net cash provided by discontinued operating activities	-	-	-	75
Total net cash used in operating activities	(287)	(347)	(1,406)	(7,719)

Cash flows from investing activities:
Short-term deposit	-	661	844	17
Sales of property and equipment	-	-	-	9
Purchase of property and equipment	-	-	-	(47)
Restricted cash	-	-	-	(5)
Lease deposits	-	-	(4)	(4)

Net cash provided by (used in) continuing investing activities	-	661	840	(30)
Net cash provided by (used in) discontinued investing activities	-	-	-	(15)

Total net cash provided by (used in) investing activities	-	661	840	(45)

Cash flows from financing activities:
Restricted cash	(1)	-	-	(1)
Issuance of shares and warrants, net	-	-	1,424	8,441

Net cash provided by (used in) continuing financing activities	(1)	-	1,424	8,440
Net cash provided by discontinued financing activities	-	-	-	35

Total net cash provided by (used in) financing activities	(1)	-	1,424	8,475

Increase (decrease) in cash and cash equivalents	(288)	314	888	711
Cash and cash equivalents at beginning of period	999	111	111	-

Cash and cash equivalents at end of period	$711	$425	$999	$711

Non-cash activity:
Prepaid expenses	$-	$-	$101	$101

*)	Represents an amount lower than $ 1.

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

The Company's accumulated deficit and net loss as of October 31, 2007 and for the year then ended, amounted to $ 30,582 and $ 385, respectively. In April 2008, the Company will finalize its current research and development agreement with Yeda (see Note 2) so as to reduce its current R&D expenses. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not intended to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $ 287 and $ 347 for the three months ended October 31, 2007 and 2006, respectively). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

The Company is making efforts to raise additional capital in order to continue its activities and development projects. Nevertheless, in the event the Company is unable to successfully raise capital and generate revenues before April 2008, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will cease its activities and development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

The above annual payments to Yeda were recorded as research and development expenses in the amount of $ 100 and $ 150 for the three months ended October 31, 2007 and 2006, respectively.

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

c.
In July 2006, the FASB issued FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The recently issued literature also provides guidance on derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties.

Pursuant to the provisions of FIN 48, the differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustments recorded to the beginning balance of retained earnings. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company files U.S. federal income tax returns as well as income tax returns in Israel jurisdiction and in various foreign jurisdictions. The Company may be subject to examination by the U.S. Internal Revenue Service ("IRS") for calendar years 2003 through 2007. The Israeli subsidiary may be subject to examination by the Israel tax authorities for calendar years 2004 through 2007.

Effective August 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 had no cumulative effect on tax provisions or on the accumulated deficit in the Company’s financial statements.

There was no material amount of interest or penalty recognized in the three months ended October 31, 2007. It is the Company's policy to classify the expense related to interest or penalty to be paid within the tax expense in the statement of operation.

d.
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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from August 1, 2006, the first day of the Company's fiscal year 2007. Under that transition method, compensation cost recognized in the year ended July 31, 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

TISSERA INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

During the three months ended October 31, 2007 and 2006, and during the year ended July 31, 2007, no options were granted.

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value *)
	Unaudited

Outstanding at August 1, 2007	2,646,206	$0.301
Granted	-
Exercised	-
Forfeited	-

Outstanding at October 31, 2007	2,646,206	$0.301	1.67	-

Exercisable at October 31, 2007	2,646,206	$0.301	1.67	-

Vested and expected to vest	2,646,206	$0.301	1.67	-

*) As of reporting date, all of the options are out-of-the-money.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the three months ended October 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2007. This amount changes based on the fair market value of the Company's stock. As of October 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans.

Shares and warrants to service providers

a)
The Company granted in prior years 2,429,722 warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 600,000 warrants to purchase 600,000 shares of Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 3,040,984 warrants are fully vested as of October 31, 2007. In addition, as of October 31, 2007 and 2006, there were no warrants exercised into shares of Common stock.

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

b)
The Company granted 2,580,829 warrants to Yeda (see Note 2), out of which 955,839 and 54,180 were issued during the year ended July 31, 2007 due to issuance of Common stock on December 28, 2006 and October 9, 2007 (see Note 3c), respectively.

c)
On June 26, 2007, the Company signed an agreement with a consultant ("the Consultant"), effective July 1, 2007 in which the Consultant will provide the Company consulting and advisory services in connection with strategic business planning, corporate finance, investor support, broker relations and related matters ("the Services"), for one year commencing July 1, 2007.

In consideration for the services, the Company issued on October 9, 2007 to the Consultant 1,000,000 shares of Common stock, par value $ 0.0001 per share. As of July 31, 2007, the fair value of the services was recorded at the fair value of the shares on the agreement's effective date, and the relative portion of the expense was recorded in the statement of operations.

d)	A summary of warrants to service providers activity as of October 31, 2007, and changes during the three months ended October 31, 2007, are as follows:

	Number of warrants	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at August 1, 2007	5,880,880	$0.06
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-

Outstanding at October 30, 2007	5,880,880	$0.06	4.94	245,184

Exercisable at October 30, 2007	5,880,880	$0.06	4.94	245,184

Vested and expected to vest	5,880,880	$0.06	4.94	245,184

TISSERA INC.
(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the year ended October 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 31, 2007. This amount changes based on the fair market value of the Company's stock. As of October 31, 2007, there was no compensation cost related to non-vested warrants issued to service providers.

NOTE 4:-	COMMITMENTS AND CONTINGENCIES

a.	The facilities and motor vehicles of the Company are rented under operating leases. Minimum rental commitments under the non-cancelable lease as of October 31,2007 amounts to $ 37.

b.	The Company's subsidiary obtained a bank guarantee in the amount of $ 6 to secure a rent agreement.

c.
On October 29, 2007 the Company received a notice from the tax authorities requiring the company to pay an amount of $ 118 with respect to the year ended December 31, 2004. The Company and its tax advisors are of the opinion that the notice is an erroneous. In respect of the above no provision was made.

d.
On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO is entitled to payments totaling approximately $ 78 upon termination of employment with the Company. On December 21, 2004, a claim against the Company was filed with the Israeli Labor Court by the Former CEO for a payment of approximately $ 141 (NIS 564 thousand) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has reasonably good defense against the claim. In the year ended July 31, 2005, a provision in the amount of $ 100, in respect of net salary expenses was recorded under operating expenses, with respect to the Former CEO. As of October 31, 2007, this provision is in place.

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

The Company filed a counterclaim against its Former CEO in the amount of approximately $ 2,371 (NIS 9,405 thousand) which includes, inter alia, the issues described above. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good assertion in its counterclaim.

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

Forward Looking Statements – Cautionary Statements

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

•
pursuant to the third addendum of the Research Agreement dated April 11, 2006, with regard to the fourth year of research we committed to pay an amount of US $600,000 of which $150,000 was paid on May 2, 2006; $150,000 was paid on July 19, 2006; , $150,000 was paid on October 13, 2006,and $150,000 was paid on January 17, 2007. Further, the termination for the research period was extended from April 10, 2006 to April 9, 2007.

•
Pursuant to the fourth addendum of the Research Agreement dated April 1, 2007, with regard to the fifth year of research we committed to pay an amount of $400,000 of which $100,000 was paid on April 2007, $100,000 was paid on July 10, 2007 and $100,000 was paid on October 11, 2007. The termination of the research period was extended from April 9, 2007 to April 9, 2008.

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

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the three months ended October 31, 2007 and changes in our financial condition from our year ended July 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended July 31, 2007.

Our plan of operation over the next twelve months which is subject to additional financing to the Company is to continue and progress in our advanced preclinical trials on large animal diabetic models, as a preparation for applying to the regulatory authorities for the authorization to engage into phase I human clinical trials on diabetic patients.

Cash Requirements

Our estimated expenses for the next twelve months are as follows:

Expense	Cost
General and Administrative	$800,000
Professional Fees	$150,000
Research and Development activity with Yeda	$650,000

Results of Operations for the Three Months Ended October 31, 2007 Compared to the Three Months Ended October 31, 2006

Revenues and Cost of Goods Sold

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating Expenses

Operating expenses for the quarter ended October 31, 2007 amounted to $359,000 compared to $528,000 for the quarter ended October 31, 2006. This decrease is attributed to a decrease in R&D expenses related to Yeda (see Note 2 - Research Agreement) of $50,000 and to a decrease in expenses related to options and warrants granted to employees and service providers totaling $28,000 in the quarter ended October 31, 2007 as compared to $156,000 in the quarter ended October 31, 2006.

The R&D expenses amounted to $158,000 in the quarter ended October 31, 2007 compared to $254,000 in the quarter ended October 31. 2006. This decrease in the R&D expenses is attributed to a decrease in expenses related to Yeda which were decrease from $150,000 in the quarter ended October 31, 2006 compared to $100,000 in the quarter ended October 31, 2007 and to a decrease in expenses related to options and warrants granted to employees and service providers amounted to $0 in the quarter ended October 31, 2007 compared to $47,000 in the quarter ended October 31, 2006.

The Company had general and administrative expenses of $201,000 in the quarter ended October 31, 2007 compared to $274,000 in the quarter ending October 31, 2006. The decrease is attributed to a decrease in expenses related to shares, options and warrants granted to employees and service providers totaling $109,000 in the quarter ended October 31, 2006 as compared to $28,000 in the quarter ended October 31, 2007.

FINANCIAL INCOME

We had a net financial expense in the amount of $22,000 for the quarter ended October 31, 2007 compared to net financial expenses of $2,000 for the quarter ended October 31, 2006. The increase in financial expenses is attributed mainly to devaluation of the US dollar against the NIS which generated a net financial expense.

Taxes on Income

We had a tax expense amounting to $4,000 and $ 3,000 respectively in the quarter ended October 31, 2007 and October 31, 2006. The Tax expense is resulting from tax liability of our wholly owned subsidiary Tissera Ltd. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in our subsidiary.

Net Loss

As a result of the above, we incurred a net loss of $385,000 for the period ended October 31, 2007, as compared to a net loss of $533,000 for the period ended October 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents and short term deposits were $711,000 as of October 31, 2007, compared to $617,000 as of October 31, 2006. We had a working capital of $215,000 as of October 31, 2007, compared to $127,000 as of July 31, 2006. We plan to continue to consume cash in our research and development activities by payments of salaries, payments for services received from Yeda and other costs. We also plan to continue financing our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the period ended October 31, 2007, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

The Company is making efforts to raise additional capital in order to continue its activities and development projects. Nevertheless, in the event the Company is unable to successfully raise capital and generate revenues before April 2008, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will cease its activities and development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

On December 21, 2004, Dr. Rabenou, our former CEO and a director, filed claim in the District Labor Court located in Tel Aviv Israel ("Labor Court") against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $141,000 as for July 31, 2007) pursuant to the terms of her employment agreement. This claim remains pending, and the Company intends to continue its current defense efforts with respect to such claim. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good defense against the claim.

In addition, the Company, filed a counterclaim against Dr. Rabenou in the Labor Court based on damages incurred to the Company pursuant to certain of Dr. Rabenou's actions or omissions, during her tenure as the Company's CEO. The counterclaim seeks damages against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,371,000 as for July 31, 2007). These damages are based primarily on certain actions taken by Dr. Rabenou as follows: (i) the issuance of an unauthorized bonus to Dr. Rabenou while she was CEO in the amount of $110,000 upon completion of the private offering in the amount of $5,500,000 in March 2004;; (ii) the issuance of 280,000 shares of common stock to Pini Rabenou, the brother of Dr. Rabenou, for which the Company did not receive any discernable consideration; (iii) the failure to withhold Israeli income taxes with respect to the exercise of options by Dr. Rabenou; and (iv) the issuance of shares to Biogreen Ltd. as more fully described below. On January 15, 2004, when Dr. Rabenou recommended the issuance of Company shares to number of specified entities and individuals, including a company known as BioGreen Ltd. ("BioGreen"), to which the Company issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense of $833,700. After Dr. Rabenou resigned as CEO, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure, including the BioGreen matter. The Company's management attempted, unsuccessfully, to identify the specific services that served as the basis for BioGreen's compensation, and Dr. Rabenou refused to cooperate with the Company's investigation. Notwithstanding, in response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she denied our claims and asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas (that the Company believes is BioGreen), and asserting a number of new defenses and mitigating factors, which were not disclosed either during or immediately subsequent to the January 15, 2004 Board of Directors Meeting. The Company initially described the above litigation proceedings, within its Form 10-QSB filed for the quarter ended April 30, 2005. Subsequent to the filing of such Form 10-QSB, Dr. Rabenou's legal counsel: (a) communicated to the Company that it believed that the statements in such 10-QSB constituted libel; (b) threatened legal action against the Company if such statements were not withdrawn; and (c) claimed damages of approximately $23,000 related to such alleged libel. The Company, based on the opinion of its legal advisors, does not intend to retract any of its public statements regarding the above matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds,

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

The Company has traditionally paid Amos Eiran, its Chief Executive Officer, in US dollars. As a result of the recent devaluation of the dollar against the NIS, the Board of Directors to voted to index the compensation paid to Mr. Eiran at an exchange rate of 4.5 NIS for a dollar.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Quarter ended October 31, 2007 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

TISSERA, INC.

Dated: December 13, 2007	By:	/s/ Amos Eiran
Amos Eiran
Chief Executive Officer

Dated: December 13, 2007	By:	/s/ Alex Werber
Alex Werber
Chief Financial Officer