Form 10QSB
period 2008-01-31
TISSERA INC
filed 2008-03-17
CIK 1122573

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008.

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

Issuer's telephone number: + 972-9-9561151

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

DRAFT: 10.3.08

TISSERA INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2008

IN U.S. DOLLARS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Statements of Changes in Stockholders' Equity (Deficiency)	6 - 7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9 - 19

- - - - - - - - - - -

TISSERA INC.
(A development stage company)
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	January 31, 2008	July 31, 2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$193	$999
Marketable securities	150	-
Accounts receivable and prepaid expenses	139	221

Total current assets	482	1,220

RESTRICTED CASH	7	5

SEVERANCE PAY FUND	64	47

PROPERTY AND EQUIPMENT, NET	5	7

LONG-TERM PEPAID EXPENSES	4	4

Total assets	$562	$1,283

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$17	$12
Other accounts payable and accrued expenses	627	611

Total current liabilities	644	623

ACCRUED SEVERANCE PAY	90	64

Total liabilities	734	687

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.0001 par value each - Authorized: 100,000,000 shares at January 31, 2008 and July 31, 2007; Issued and outstanding: 45,314,332 and 44,314,332 shares at January 31, 2008 and July 31, 2007, respectively	5	5
Preferred stock of $ 0.0001 par value each - Authorized: 20,000,000 shares at January 31, 2008 and July 31, 2007; Issued and outstanding: 0 shares at January 31, 2008 and July 31, 2007	-	-
Additional paid-in capital	30,788	30,788
Deferred stock based compensation	-	-
Deficit accumulated during the development stage	(30,965)	(30,197)

Total stockholders' equity (deficiency)	(172)	596

Total liabilities and stockholders' equity (deficiency)	$562	$1,283

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Six months ended January 31,		Three months ended January 31,		Year ended July 31,	From May 31, 2000 (date of inception) through January 31,
	2008	2007	2008	2007	2007	2008
	Unaudited					Unaudited
Operating expenses:
Research and development *)	$317	$653	$159	$399	$1,073	$16,454
General and administrative **)	403	477	202	203	812	14,468

	720	1,130	361	602	1,885	30,922
Financial expenses (income), net	41	(5)	19	(7)	(37)	(121)

Loss from continuing operations before income taxes	761	1,125	380	595	1,848	30,801
Income taxes	7	5	3	2	17	72

Loss from continuing operations	768	1,130	383	597	1,865	30,873
Loss from discontinued operations	-	-	-	-	-	92

Net loss	$768	$1,130	$383	$597	$1,865	$30,965

Basic and diluted net loss per share	$0.017	$0.037	$0.008	$0.018	$0.05

Weighted average number of shares used in computing basic and diluted net loss per share	44,933,897	30,863,245	45,314,332	33,912,158	37,533,510

*)
Including expenses related to options granted to employees and warrants granted to Yeda and to service providers in the amount of $ 0, $ 239, $ 0, $ 192 and $ 280 for the six months ended January 31, 2008 and 2007, for the three months ended January 31, 2008 and 2007 and for the year ended July 31, 2007, respectively.

**)
Including expenses related to warrants, options and shares granted to service providers, employees and directors and compensation to investors in the amount of $ 55, $ 136, $ 0, $ 27 and $ 150 for the six months ended January 31, 2008 and 2007, for the three months ended January 31, 2008 and 2007 and for the year ended July 31, 2007, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share and per share data)

	Stock capital		Additional paid-in	Deferred stock-based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of May 31, 2000 (date of inception)	-	$-	$-	$-	$-	$-
Stock issued for cash on May 31, 2000	15,036,000	2	8	-	-	10
Net loss	-	-	-	-	(5)	(5)

Balance as of July 31, 2000	15,036,000	2	8	-	(5)	5
Stock issued for cash on July 17, 2001	3,000,000	*) -	40	-	-	40
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(30)	(30)

Balance as of July 31, 2001	18,036,000	2	63	-	(35)	30
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(39)	(39)

Balance as of July 31, 2002	18,036,000	2	78	-	(74)	6
Contribution of capital	-	-	15	-	-	15
Net loss	-	-	-	-	(31)	(31)

Balance as of July 31, 2003	18,036,000	2	93	-	(105)	(10)
Stock issued for cash related to PPM1, net of $ 176 of cash issuance expenses	1,767,200	*) -	2,033	-	-	2,033
Stock issued for cash related to PPM2, net of $ 517 of cash issuance expenses	3,142,858	1	4,983	-	-	4,984
Stock-based compensation related to warrants granted to service providers	-	-	11,429	-	-	11,429
Stock-based compensation related to options granted to employees and directors	-	-	1,130	-	-	1,130
Compensation related to stock granted to service providers and to employees	3,067,090	*) -	7,366	-	-	7,366
Deferred stock-based compensation	-	-	163	(163)	-	-
Exercise of options	1,543,766	*) -	-	-	-	*) -
Net loss	-	-	-	-	(22,529)	(22,529)

Balance as of July 31, 2004	27,556,914	3	27,197	(163)	(22,634)	4,403
Stock-based compensation related to warrants granted to investors	-	-	1,980	-	-	1,980
Warrants granted to Yeda and to service providers	-	-	(362)	-	-	(362)
Amortization of stock-based compensation related to options granted to employees and directors	-	-	-	176	-	176
Deferred stock-based compensation	-	-	44	(44)	-	-
Exercise of options	25,200	*) -	-	-	-	*) -
Net loss	-	-	-	-	(3,983)	(3,983)

Balance as of July 31, 2005	27,582,114	3	28,859	(31)	(26,617)	2,214
Exercise of options	232,218	*) -	*) -	-	-	*) -
Warrants granted to service providers	-	-	(20)	-	-	(20)
Amortization of stock-based compensation related to options granted to employees and directors	-	-	-	27	-	27
Net loss	-	-	-	-	(1,715)	(1,715)

Balance as of July 31, 2006	27,814,332	3	28,839	(4)	(28,332)	506
Reclassification of deferred stock-based compensation into additional paid-in capital upon adoption of SFAS 123R	-	-	(4)	4	-	-
Issuance of shares and warrants, net	16,500,000	2	1,422	-	-	1,424
Shares granted to service providers	-	-	110	-	-	110
Stock-based compensation related to options granted to employees and directors	-	-	271	-	-	271
Warrants granted to Yeda	-	-	150	-	-	150
Net loss	-	-	-	-	(1,865)	(1,865)

Balance as of July 31, 2007	44,314,332	5	30,788	-	(30,197)	596

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share and per share data)

	Stock capital		Additional paid-in	Deferred stock-based	Deficit accumulated during the development	Total stockholders' equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of July 31, 2007	44,314,332	5	30,788	-	(30,197)	596

Issuance of shares granted to service providers in previous year	1,000,000	*) -	-	-	-	*) -
Net loss	-	-	-	-	(768)	(768)

Balance as of January 31, 2008 (unaudited)	45,314,332	$5	$30,788	$-	$(30,965)	$(172)

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended January 31,		Year ended July 31,	From May 31, 2000 (date of inception) through January 31,
	2008	2007	2007	2008
	Unaudited			Unaudited
Cash flows from operating activities:
Net loss	$(768)	$(1,130)	$(1,865)	$(30,965)
Adjustments required to reconcile net loss to total net cash used in continuing operating activities:
Depreciation	2	4	6	33
Expenses related to warrants granted to Yeda and to service providers	-	239	150	11,197
Expenses related to options granted to employees and directors	-	136	271	1,604
Expenses related to shares granted to service providers and compensation to investors	55	-	9	9,410
Interest accrued on short-term deposit	-	(26)	-	(17)
Decrease (increase) in accounts receivable and prepaid expenses	27	34	54	(93)
Increase in trade payables	5	8	8	17
Increase (decrease) in other accounts payable and accrued expenses	16	2	(15)	627
Increase in accrued severance pay, net	9	4	6	26

Net cash used in continuing operating activities	(654)	(729)	(1,376)	(8,161)
Net cash provided by discontinued operating activities	-	-	-	75

Total net cash used in operating activities	(654)	(729)	(1,406)	(8,086)

Cash flows from investing activities:
Purchase of marketable securities	(150)	-	-	(150)
Short-term deposit	-	676	844	17
Sale of property and equipment	-	-	-	9
Purchase of property and equipment	-	-	-	(47)
Restricted cash	-	-	-	(5)
Lease deposits	-	-	(4)	(4)

Net cash provided by (used in) continuing investing activities	(150)	676	840	(180)
Net cash used in discontinued investing activities	-	-	-	(15)

Total net cash provided by (used in) investing activities	(150)	676	840	(195)

Cash flows from financing activities:
Restricted cash	(2)	-	-	(2)
Issuance of shares and warrants, net	-	1,424	1,424	8,441

Net cash provided by (used in) continuing financing activities	(2)	-	1,424	8,439
Net cash provided by discontinued financing activities	-	-	-	35

Total net cash provided by (used in) financing activities	(2)	1,424	1,424	8,474

Increase (decrease) in cash and cash equivalents	(806)	1,371	888	193
Cash and cash equivalents at beginning of period	999	111	111	-

Cash and cash equivalents at end of period	$193	$1,482	$999	$193

Non-cash activity:
Prepaid expenses	$-	$-	$101	$101

*)	Represents an amount lower than $ 1.

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

Subsequent to the Agreement, the management of the Company has decided to discontinue all activities related to the sales of Bit Error Rate Testers and to engage in the development of tissue transplant technologies. The discontinuation of this activity was accounted for under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

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

The Company's accumulated deficit and net loss as of January 31, 2008 and for the six months then ended amounted to $ 30,965 and $ 768, respectively. In April 2008, the Company will finalize its current research and development agreement with Yeda (see Note 2) so as to reduce its current R&D expenses. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not intended to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $ 654 and $ 729 for the six months ended January 31, 2008 and 2007, respectively). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

On October 8, 2003, the Company entered into a research and license agreement ("the agreement") with Yeda. The Company conducted the research for a period of three years, at the Weizmann Institute of Science (the commercialization company of Yeda). On April 11, 2006, the Company signed an agreement with Yeda, extending the research period by one additional year, until April 2007. In April 2007, the agreement was further extended until April 2008. The research relates to an invention comprising methods of organ transplantation employing nephric tissues. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company fails to achieve certain commercialization and development milestones, as defined in the agreement. Currently, the Company complies with all of the terms of the agreement.

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

The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 2,580,879 shares of Common stock. Each such warrant shall be immediately exercisable until the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

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

In April 2006, the Company signed a third addendum to the agreement with Yeda extending the research period by one more year to April 9, 2007. In respect of this fourth year of research, the Company paid Yeda an amount of $ 600.

In April 2007, the Company signed a fourth addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 400 to be paid in four equal installments payable in advance in respect of the fifth year of the research period ending April 9, 2008.

The above annual payments to Yeda were recorded as research and development expenses in the amount of $ 200 and $ 300 for the six months ended January 31, 2008 and 2007, respectively.

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

a.
The significant accounting policies followed in the preparation of these financial statements are identical to those applied in the preparation of the latest annual financial statements except as detailed in d below.

b.	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

c.	Marketable securities:

The Company accounts for investments in debt securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The debt securities are classified as "trading securities " since the Company does not have the intent to hold the securities to maturity, and are stated at fair value.

d.
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

There was no material amount of interest or penalty recognized in the six months ended January 31, 2008. It is the Company's policy to classify the expense related to interest or penalty to be paid within the tax expense in the statement of operations.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

e.
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

Shares and options to employees and directors

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

The fair value of the Company's stock options granted to employees and directors was estimated using the following weighted average assumptions:

Risk free interest	3.84%
Dividend yields	0%
Volatility	217%
Expected term (in years)	5
Forfeiture rate	0%

During the six months ended January 31, 2008 and 2007, and during the year ended July 31, 2007, no options were granted.

	Number of options	Weighted- Average exercise price	Weighted- Average Remaining contractual term (in years)	Aggregate Intrinsic value *)
	Unaudited

Outstanding at August 1, 2007	2,646,206	$0.301
Granted	-
Exercised	-
Forfeited	-

Outstanding at January 31, 2008	2,646,206	$0.301	1.42	-

Exercisable at January 31, 2008	2,646,206	$0.301	1.42	-

Vested and expected to vest	2,646,206	$0.301	1.42	-

*) As of reporting date, all of the options are out-of-the-money.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the six months ended January 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2008. This amount changes based on the fair market value of the Company's stock. As of January 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Shares and warrants to service providers

a)
The Company granted in prior years 2,429,722 warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 600,000 warrants to purchase 600,000 shares of Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 3,040,984 warrants are fully vested as of January 31, 2008. In addition, as of January 31, 2008 and 2007, there were no warrants exercised into shares of Common stock.

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

b)
The Company granted 2,580,829 warrants to Yeda (see Note 2), out of which 955,839 and 54,180 were issued during the year ended July 31, 2007 due to issuance of Common stock on December 28, 2006 and October 9, 2007 (see c) below), respectively.

c)
On June 26, 2007, the Company signed an agreement with a consultant ("the Consultant"), effective July 1, 2007, according to which the Consultant will provide the Company consulting and advisory services in connection with strategic business planning, corporate finance, investor support, broker relations and related matters ("the Services"), for one year commencing July 1, 2007.

In consideration for the services, on October 9, 2007, the Company issued to the Consultant 1,000,000 shares of Common stock of $ 0.0001 par value per share. As of July 31, 2007, the fair value of the services was recorded at the fair value of the shares on the agreement's effective date, and the relative portion of the expense was recorded in the statement of operations.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d)	A summary of the activity in warrants to service providers as of January 31, 2008, and changes during the six months ended January 31, 2008, are as follows:

	Number of warrants	Weighted- Average exercise price	Weighted- Average Remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at August 1, 2007	5,880,880	$0.06
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-

Outstanding at January 31, 2008	5,880,880	$0.06	4.69	154,853

Exercisable at January 31, 2008	5,880,880	$0.06	4.69	154,853

Vested and expected to vest	5,880,880	$0.06	4.69	154,853

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the year ended January 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2008. This amount changes based on the fair market value of the Company's stock. As of January 31, 2008, there was no compensation cost related to non-vested warrants issued to service providers.

NOTE 4:-	COMMITMENTS AND CONTINGENCIES

a.	The facilities and motor vehicles of the Company are rented under operating leases. Minimum rental commitments under the non-cancelable lease as of January 31, 2008 amount to $ 38.

b.	The Company's subsidiary obtained a bank guarantee in the amount of $ 7 to secure a rent agreement.

c.
On October 29, 2007, the Company received a notice from the tax authorities requiring the Company to pay an amount of $ 118 with respect to the year ended December 31, 2004. The Company and its tax advisors are of the opinion that the notice is erroneous. In respect of the above, no provision was made.

TISSERA INC.
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 4:-	COMMITMENTS AND CONTINGENCIES (Cont.)

d.
On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). According to the Former CEO's employment agreement, the Former CEO is entitled to payments totaling approximately $ 78 upon termination of employment with the Company. On December 21, 2004, a claim against the Company was filed with the Israeli Labor Court by the Former CEO for a payment of approximately $ 156 (NIS 564 thousand) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim. The Company's management and its legal advisors are of the opinion that the Company has reasonably good defenses against the claim. In the year ended July 31, 2005, a provision in the amount of $ 100, in respect of net salary expenses was recorded under operating expenses, with respect to the Former CEO. As of January 31, 2008, this provision is in place.

During 2004, the Former CEO's brother was granted 280,000 shares of Common stock for no cash consideration. In March 2004, the Board decided to grant him an additional 280,000 warrants to purchase 280,000 shares of Common stock, the vesting of which is subject to signing a definitive employment agreement with the Company. Such agreement was never entered into. As a result, on November 4, 2004, the Board of Directors cancelled the warrants. The cancelled warrants are not presented in these financial statements, nor were any compensation expenses recorded in respect of these warrants.

The Company filed a counterclaim against its Former CEO in the amount of approximately $ 2,594 (NIS 9,405 thousand) which includes, inter alia, the issues described above. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good assertion in its counterclaim.

e.
On July 11, 2005, the Former CEO submitted to the Company a letter claiming that the Company included in its Form 10-QSB filed on June 24, 2005 slanderous allegations regarding the Former CEO. The Former CEO demanded a retraction and asserted damages of at least $ 23. The Company's management denies the claim. In addition, the Company cannot, at this time, predict the outcome of this claim.

f.
In March 2004, the Former CEO was granted 2,267,046 options to purchase a total of 2,267,046 shares of Common stock, out of which 270,000 options were exercised into 249,859 shares of Common stock on a cashless basis. The total number of options to which the Former CEO is entitled should have been based on a formula that was determined in the agreement with the Former CEO. However, the number of options that were granted in March 2004 was incorrect. In November 2004, the Company's Board of Directors decided to amend the number of options granted to the Former CEO to a total of 2,042,551 options to purchase a total of 2,042,551 shares of Common stock. The amended calculation is based on the formula determined in the agreement. Under the Former CEO’s Employment agreement upon termination the options become fully vested and shall become immediately exercisable for a period of twelve months after the effective date of termination. The options terminated in February 2006.

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

•
Pursuant to the fourth addendum of the Research Agreement dated April 1, 2007, with regard to the fifth year of research we committed to pay an amount of $400,000 of which $100,000 was paid on April 2007, $100,000 was paid on July 10, 2007, $100,000 was paid on October 11, 2007, and $100,000 was paid in January 10, 2008. The termination of the research period was extended from April 9, 2007 to April 9, 2008.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval, and eventually a progress report every 6 months, in every December and June. In agreement with Yeda, the product development plan was submitted to Yeda in September 2005, and eventual progress reports were submitted at the appropriate dates. The last progress report was timely submitted in December 2007. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

•	$50,000 per year commencing from the end of the license period, which has been extended until April 9, 2008;

•	4% of net sales of all products covered by the Research and License Agreement;

•	33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

•	16% of all sublicense fees for all agreements entered into after such one year period.

Plan of Operation

The following discussion and analysis summarizes our plan of operation for the next 12 months, our results of operations for the six months ended January 31, 2008 and changes in our financial condition from our year ended July 31, 2007. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended July 31, 2007.

Our plan of operation over the next twelve months which is subject to additional financing to the Company is to continue and progress in our advanced preclinical trials on large animal diabetic models, as a preparation for applying to the regulatory authorities for the authorization to engage into phase I human clinical trials on diabetic patients.

Cash Requirements

Our estimated expenses for the next twelve months are as follows:

Expense	Cost
General and Administrative	$170,000
Professional Fees	$160,000
Research and Development activity with Yeda	$450,000

Results of Operations for the Six Months Ended January 31, 2008 Compared to the Six Months Ended January 31, 2007

Revenues and Cost of Goods Sold

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating Expenses

Operating expenses for the period ended January 31, 2008 amounted to $720,000 compared to $1,130,000 for the period ended January 31, 2007. This decrease is attributed to a decrease in R&D expenses related to Yeda (see Note 2 - Research Agreement) of $100,000 and to a decrease in expenses related to options and warrants granted to employees and service providers totaling $55,000 in the period ended January 31, 2008 as compared to $375,000 in the period ended January 31, 2007.

The R&D expenses amounted to $317,000 in the period ended January 31, 2008 compared to $653,000 in the period ended January 31. 2007. This decrease in the R&D expenses is attributed to a decrease in expenses related to Yeda which were decrease from $300,000 in the period ended January 31, 2007 compared to $200,000 in the period ended January 31, 2008 and to a decrease in expenses related to options and warrants granted to employees and service providers amounted to $0 in the period ended January 31, 2008 compared to $239,000 in the period ended January 31, 2007.

The Company had general and administrative expenses of $403,000 in the period ended January 31, 2008 compared to $477,000 in the period ending January 31, 2006. The decrease is attributed to a decrease in expenses related to shares, options and warrants granted to employees and service providers totaling $136,000 in the period ended January 31, 2007 as compared to $55,000 in the period ended January 31, 2008.

FINANCIAL INCOME

We had a net financial expense in the amount of $41,000 for the period ended January 31, 2007 compared to net financial income of $5,000 for the period ended January 31, 2007. The increase in financial expenses is attributed mainly to devaluation of the US dollar against the NIS which generated a net financial expense.

Taxes on Income

We had a tax expense amounting to $7,000 and $ 5,000 respectively in the period ended January 31, 2008 and January 31, 2007. The Tax expense is resulting from tax liability of our wholly owned subsidiary Tissera Ltd. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus 10% basis which creates a taxable income in our subsidiary.

Net Loss

As a result of the above, we incurred a net loss of $768,000 for the period ended January 31, 2008, as compared to a net loss of $1,130,000 for the period ended January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents and Marketable securities were $343,000 as of January 31, 2008, compared to $999,000 as of January 31, 2007. We had a negative working capital of $162,000 as of January 31, 2008, compared to $597,000 as of July 31, 2007 . We plan to continue to consume cash in our research and development activities by payments of salaries, payments for services received from Yeda and other costs. We also plan to continue financing our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the period ended January 31, 2008, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

The Company is making efforts to raise additional capital in order to continue its activities and development projects. Nevertheless, in the event the Company is unable to successfully raise capital before May 2008, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will cease its activities and development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

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

On December 21, 2004, Dr. Rabenou, our former CEO and a director, filed claim in the District Labor Court located in Tel Aviv Israel ("Labor Court") against the Company alleging that the Company owed Dr. Rabenou a sum of NIS 564,140 (approximately $156,000) pursuant to the terms of her employment agreement. This claim remains pending, and the Company intends to continue its current defense efforts with respect to such claim. The Company's management and its legal advisors are of the opinion that the Company has a reasonably good defense against the claim.

In addition, the Company, filed a counterclaim against Dr. Rabenou in the Labor Court based on damages incurred to the Company pursuant to certain of Dr. Rabenou's actions or omissions, during her tenure as the Company's CEO. The counterclaim seeks damages against Dr. Rabenou in the amount of NIS 9,405,491 (approximately $2,594,000). These damages are based primarily on certain actions taken by Dr. Rabenou as follows: (i) the issuance of an unauthorized bonus to Dr. Rabenou while she was CEO in the amount of $110,000 upon completion of the private offering in the amount of $5,500,000 in March 2004;; (ii) the issuance of 280,000 shares of common stock to Pini Rabenou, the brother of Dr. Rabenou, for which the Company did not receive any discernable consideration; (iii) the failure to withhold Israeli income taxes with respect to the exercise of options by Dr. Rabenou; and (iv) the issuance of shares to Biogreen Ltd. as more fully described below. On January 15, 2004, when Dr. Rabenou recommended the issuance of Company shares to number of specified entities and individuals, including a company known as BioGreen Ltd. ("BioGreen"), to which the Company issued 397,000 shares (the "BioGreen Shares"). The issuance of the BioGreen Shares gave rise to a Company expense of $833,700. After Dr. Rabenou resigned as CEO, the Company commenced an internal investigation into all corporate actions taken during Dr. Rabenou's tenure, including the BioGreen matter. The Company's management attempted, unsuccessfully, to identify the specific services that served as the basis for BioGreen's compensation, and Dr. Rabenou refused to cooperate with the Company's investigation. Notwithstanding, in response to the Company's counterclaim, Dr. Rabenou filed a reply brief within which she denied our claims and asserted that she assigned her right to the BioGreen Shares to an unnamed offshore company incorporated in the Bahamas (that the Company believes is BioGreen), and asserting a number of new defenses and mitigating factors, which were not disclosed either during or immediately subsequent to the January 15, 2004 Board of Directors Meeting. The Company initially described the above litigation proceedings, within its Form 10-QSB filed for the period ended April 30, 2005. Subsequent to the filing of such Form 10-QSB, Dr. Rabenou's legal counsel: (a) communicated to the Company that it believed that the statements in such 10-QSB constituted libel; (b) threatened legal action against the Company if such statements were not withdrawn; and (c) claimed damages of approximately $23,000 related to such alleged libel. The Company, based on the opinion of its legal advisors, does not intend to retract any of its public statements regarding the above matters.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report, for the Period ended January 31, 2007 has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

TISSERA, INC.

Dated: March 17, 2008	By:	/s/ Amos Eiran
Amos Eiran
Chief Executive Officer

Dated: March 17, 2008	By:	/s/ Alex Werber
Alex Werber
Chief Financial Officer