Form 10-Q
period 2008-04-30
TISSERA INC
filed 2008-06-20
CIK 1122573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 000-32801
TISSERA, INC.

(Exact Name of Registrant as Specified in its Charter)

Washington	91-2034750
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

Maskit 8, 4th floor, Herzlia	46733 Israel
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: + 972-9-9561151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 15, 2008, there were 45,591,809 outstanding shares of the Registrant's Common Stock, $.0001 par value.

TISSERA, INC.
APRIL 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS\

TISSERA INC.
(A development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2008

IN U.S. DOLLARS

UNAUDITED

INDEX

Page

Consolidated Balance Sheets	4

Consolidated Statements of Operations	5

Statements of Changes in Stockholders' Equity (Deficiency)	6 - 7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	9 - 19

- - - - - - - - - - -

TISSERA INC.
(A development stage company)

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	April 30,	July 31,
	2008	2007
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$82	$999
Marketable securities	74	-
Accounts receivable and prepaid expenses	24	221

Total current assets	180	1,220

RESTRICTED CASH	7	5

SEVERANCE PAY FUND	75	47

PROPERTY AND EQUIPMENT, NET	5	7

LONG-TERM PREPAID EXPENSES	5	4

Total assets	$272	$1,283

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$11	$12
Other accounts payable and accrued expenses	196	611

Total current liabilities	207	623

ACCRUED SEVERANCE PAY	100	64

Total liabilities	307	687

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.0001 par value each - Authorized: 100,000,000 shares at April 30, 2008 and July 31, 2007; Issued and outstanding: 45,591,809 and 44,314,332 shares at April 30, 2008 and July 31, 2007, respectively	5	5
Preferred stock of $ 0.0001 par value each - Authorized: 20,000,000 shares at April 30, 2008 and July 31, 2007; Issued and outstanding: 0 shares at April 30, 2008 and July 31, 2007	-	-
Additional paid-in capital	30,788	30,788
Deficit accumulated during the development stage	(30,828)	(30,197)

Total stockholders' equity (deficiency)	(35)	596

Total liabilities and stockholders' equity (deficiency)	$272	$1,283

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Nine months ended April 30,		Three months ended April 30,		Year ended July 31,	From May 31, 2000 (date of inception) through April 30,
	2008	2007	2008	2007	2007	2008
	Unaudited					Unaudited

Operating expenses (income)
Research and development *)	$476	$898	$159	$245	$1,073	$16,613
General and administrative **)	115	624	(288)	147	812	14,180

	591	1,522	(129)	392	1,885	30,793
Financial expenses (income), net	40	(4)	(1)	1	(37)	(122)

Loss (income) from continuing operations before income taxes	631	1,518	(130)	393	1,848	30,671
Income taxes (tax benfit)	-	7	(7)	2	17	65

Loss (income) from continuing operations	631	1,525	(137)	395	1,865	30,736
Loss from discontinued operations	-	-	-	-	-	92

Net loss (income)	$631	$1,525	$(137)	$395	$1,865	$30,828

Basic and diluted net loss (earnings) per share	$0.014	$0.04	$(0.003)	$0.009	$0.05

Weighted average number of shares used in computing basic net loss (earnings) per share	44,964,278	35,248,398	45,406,824	44,314,352	37,533,510

Weighted average number of shares used in computing diluted net loss (earnings) per share	44,964,278	35,248,398	52,835,723	44,314,352	37,533,510

*)
Including expenses related to options granted to employees and warrants granted to Yeda and to service providers in the amount of $ 0, $ 268, $ 0 and $ 28 and $ 280 for the nine months ended April 30, 2008 and 2007, three months ended April 30, 2008 and 2007 and for the year ended July 31, 2007, respectively.

**)
Including expenses related to warrants, options and shares granted to service providers, employees and directors and compensation to investors in the amount of $ 83, $ 141, $ 0 and $ 5 and $ 150 for the nine months ended April 30, 2008 and 2007, for the three months ended April 30, 2008 and 2007 and for the year ended July 31, 2007, respectively. In addition, including the cancellation of provisions in an amount aggregating to about $ 430 for the nine-month period ended April 30, 2008 (see Note 4d).

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

						Deficit
						accumulated	Total
				Additional	Deferred	during the	stockholders'
	Stock capital			paid-in	stock-based	development	equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of May 31, 2000 (date of inception)	-	$-		$-	$-	$-	$-

Stock issued for cash on May 31, 2000	15,036,000	2		8	-	-	10
Net loss	-	-		-	-	(5)	(5)

Balance as of July 31, 2000	15,036,000	2		8	-	(5)	5

Stock issued for cash on July 17, 2001	3,000,000	-	*)	40	-	-	40
Contribution of capital	-	-		15	-	-	15
Net loss	-	-		-	-	(30)	(30)

Balance as of July 31, 2001	18,036,000	2		63	-	(35)	30

Contribution of capital	-	-		15	-	-	15
Net loss	-	-		-	-	(39)	(39)

Balance as of July 31, 2002	18,036,000	2		78	-	(74)	6

Contribution of capital	-	-		15	-	-	15
Net loss	-	-		-	-	(31)	(31)

Balance as of July 31, 2003	18,036,000	2		93	-	(105)	(10)

Stock issued for cash related to PPM1, net of $ 176 in cash issuance expenses	1,767,200	-	*)	2,033	-	-	2,033
Stock issued for cash related to PPM2, net of $ 517 in cash issuance expenses	3,142,858	1		4,983	-	-	4,984
Stock-based compensation related to warrants granted to service providers	-	-		11,429	-	-	11,429
Stock-based compensation related to options granted to employees and directors	-	-		1,130	-	-	1,130
Compensation related to stock granted to service providers and to employees	3,067,090	-	*)	7,366	-	-	7,366
Deferred stock-based compensation	-	-		163	(163)	-	-
Exercise of options	1,543,766	-	*)	-	-	-	- *)
Net loss	-	-		-	-	(22,529)	(22,529)

Balance as of July 31, 2004	27,556,914	3		27,197	(163)	(22,634)	4,403

Stock-based compensation related to warrants granted to investors	-	-		1,980	-	-	1,980
Warrants granted to Yeda and to service providers	-	-		(362)	-	-	(362)
Amortization of stock-based compensation related to options granted to employees and directors	-	-		-	176	-	176
Deferred stock-based compensation	-	-		44	(44)	-	-
Exercise of options	25,200	-	*)	-	-	-	- *)
Net loss	-	-		-	-	(3,983)	(3,983)

Balance as of July 31, 2005	27,582,114	3		28,859	(31)	(26,617)	2,214

Exercise of options	232,218	-	*)	- *)	-	-	- *)
Warrants granted to service providers	-	-		(20)	-	-	(20)
Amortization of stock-based compensation related to options granted to employees and directors	-	-		-	27	-	27
Net loss	-	-		-	-	(1,715)	(1,715)

Balance as of July 31, 2006	27,814,332	3		28,839	(4)	(28,332)	506

*)	Represents an amount lower than $ 1.
The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

						Deficit
						accumulated	Total
				Additional	Deferred	during the	stockholders'
	Stock capital			paid-in	stock-based	development	equity
	Number	Amount		capital	compensation	stage	(deficiency)

Balance as of August 1, 2006	27,814,332	3		28,839	(4)	(28,332)	506

Reclassification of deferred stock-based compensation into additional paid-in capital upon adoption of SFAS 123R	-	-		(4)	4	-	-
Issuance of shares and warrants, net	16,500,000	2		1,422	-	-	1,424
Shares granted to service providers	-	-		110	-	-	110
Stock-based compensation related to options granted to employees and directors	-	-		271	-	-	271
Warrants granted to Yeda	-	-		150	-	-	150
Net loss	-	-		-	-	(1,865)	(1,865)

Balance as of July 31, 2007	44,314,332	5		30,788	-	(30,197)	596

Issuance of shares granted to service providers in previous year	1,000,000	-	*)	-	-	-	-
Exercise of options	277,477	-	*)	-	-	-	-
Net loss	-	-		-	-	(631)	(631)

Balance as of April 30, 2008 (unaudited)	45,591,809	$5		$30,788	$-	$(30,828)	$(35)

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended April 30,		Year ended July 31,	From May 31, 2000 (date of inception) through April 30,
	2008	2007	2007	2008
	Unaudited			Unaudited
Cash flows from operating activities:
Net loss	$(631)	$(1,525)	$(1,865)	$(30,828)
Adjustments required to reconcile net loss to net cash used in continuing operating activities:
Depreciation	2	6	6	33
Expenses related to warrants granted to Yeda and to service providers	-	143	150	11,197
Expenses related to options granted to employees and directors	-	266	271	1,604
Expenses related to shares granted to service providers and compensation to investors	83	-	9	9,438
Interest accrued on short-term deposit	-	17	-	(17)
Decrease (increase) in accounts receivable and prepaid expenses	113	29	54	(7)
Increase (decrease) in trade payables	(1)	12	8	11
Increase (decrease) in other accounts payable and accrued expenses	(415)	(28)	(15)	196
Increase in accrued severance pay, net	8	5	6	25

Net cash used in continuing operating activities	(841)	(1,075)	(1,376)	(8,348)
Net cash provided by discontinued operating activities	-	-	-	75

Total net cash used in operating activities	(841)	(1,075)	(1,406)	(8,273)

Cash flows from investing activities:
Purchase of marketable securities, net	(74)	-	-	(74)
Short-term deposit	-	827	844	17
Sale of property and equipment	-	-	-	9
Purchase of property and equipment	-	-	-	(47)
Restricted cash	-	(1)	-	(5)
Lease deposits	-	-	(4)	(4)

Net cash provided by (used in) continuing investing activities	(74)	826	840	(104)
Net cash used in discontinued investing activities	-	-	-	(15)

Total net cash provided by (used in) investing activities	(74)	826	840	(119)

Cash flows from financing activities:
Restricted cash	(2)		-	(2)
Issuance of shares and warrants, net	-	1,424	1,424	8,441

Net cash provided by (used in) continuing financing activities	(2)	1,424	1,424	8,439
Net cash provided by discontinued financing activities	-	-	-	35

Total net cash provided by (used in) financing activities	(2)	1,424	1,424	8,474

Increase (decrease) in cash and cash equivalents	(917)	1,175	888	82
Cash and cash equivalents at beginning of period	999	111	111	-

Cash and cash equivalents at end of period	$82	$1,286	$999	82

Non-cash activity:
Prepaid expense	$-	$-	$101	101

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC.
(A development stage company)

NOTE 1:-	GENERAL

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

The statements of operations for the year ended July 31, 2004, included a gain in the amount of $ 13, reported in discontinued operations, related to the forgiveness of the note and the loan described above.

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

The Company's accumulated deficit and net loss as of April 30, 2008 and for the nine months then ended amounted to $ 30,828 and $ 631, respectively. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not intended to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $ 841 and $ 1,075 for the nine months ended April 30, 2008 and 2007, respectively). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

The Company is making efforts to raise additional capital in order to continue its activities and development projects. Nevertheless, in the event the Company is unable to successfully raise capital and generate revenues, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will cease its activities and development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

d.	Risk factors:

The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services were provided until April 2008. The Company is negotiating with Yeda but no renewal of the research agreement has been concluded. In consideration of the fact that the Company is pursuing its efforts to secure new funds, Yeda has informally granted the Company an option to renew the agreement until about the end of June 2008. In addition, according to a verbal agreement, Yeda continues to provide research services in consideration of a yearly amount of $ 200, under the assumption that the Company can raise funds until the end of June 2008. If Yeda is unwilling to continue to provide research services, at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, an increase in expense and could adversely affect the Company's results of operations and cash flows.

TISSERA INC.
(A development stage company)

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

The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 3,010,699 and 3,612,839, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) October 7, 2013. As of the balance sheet date, 2,349,105 of the Company's shares of Common stock are underlying the warrants. The warrants shall be exercisable on a cashless basis.

The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 2,578,961 shares of Common stock. Each such warrant shall be immediately exercisable until the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

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

According to the agreement and addendums, regarding the first, second and third years of the research period commencing April 9, 2003, the Company paid Yeda an annual amount of $ 900.

In April 2006, the Company signed a third addendum to the agreement with Yeda extending the research period by one more year to April 9, 2007. In respect of this fourth year of research, the Company paid Yeda an amount of $ 600.

In April 2007, the Company signed a fourth addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 400 to be paid in four equal installments payable in advance in respect of the fifth year of the research period ending April 9, 2008. In respect of this fourth year of research, the Company paid Yeda an amount of $ 400.

No renewal of the license agreement has been concluded (see Note 1(d)). In consideration of the fact that the Company is pursuing its efforts to secure new funds Yeda has informally granted the Company an option to renew the agreement until about the end of June 2008, if funds are raised and the agreement with Yeda is consequently renewed, it will be in effect from April 10, 2008.

The above annual payments to Yeda were recorded as research and development expenses in the amount of $ 289 and $ 450 for the nine months ended April 30, 2008 and 2007, respectively.

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

The Company accounts for investments in debt securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. The debt securities are classified as "trading securities" since the Company does not have the intent to hold the securities to maturity, and are stated at fair value.

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

There was no material amount of interest or penalty recognized in the nine months ended April 30, 2008. It is the Company's policy to classify the expense related to interest or penalty to be paid within the tax expense in the statement of operations.

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

The Company recognizes compensation expenses for the value of its awards, which have graded vesting based on the straight-line method over the requisite service period of each of the awards.

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

The fair value of the Company's stock options granted to employees and directors was estimated using the following weighted average assumptions:

Risk free interest	3.84%
Dividend yields	0%
Volatility	217%
Expected term (in years)	5
Forfeiture rate	0%

During the nine months ended April 30, 2008 and 2007, and during the year ended July 31, 2007, no options were granted.

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value *)
	Unaudited

Outstanding at August 1, 2007	2,646,206	$0.301
Granted	-
Exercised	-
Forfeited	-

Outstanding at April 30, 2008 (unaudited)	2,646,206	$0.301	1.175	-

Exercisable at April 30, 2008 (unaudited)	2,646,206	$0.301	1.175	-

Vested and expected to vest	2,646,206	$0.301	1.175	-

*) As of reporting date, all of the options are out-of-the-money.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the nine months ended April 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2008. This amount changes based on the fair market value of the Company's stock. As of April 30, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans.

TISSERA INC.
(A development stage company)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Shares and warrants to service providers

a)
The Company granted in prior years 2,429,722 warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 600,000 warrants to purchase 600,000 shares of Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 3,040,984 warrants are fully vested as of April 30, 2008. In addition, as of April 30, 2008 and 2007, there were 277,477 warrant, respectively exercised into shares of Common stock.

The Company accounted for such warrants and shares under the provisions of EITF 96-18. The fair value of fully vested warrants and shares was recorded as research and development expenses and general and administrative expenses at the grant date. The fair value of the warrants that vest over the three-year period is amortized as an expense over the vesting period.

The fair value for these options was estimated at the grant date and at each subsequent vesting date using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 90%, risk-free interest rates of 1.5% - 5.34%, dividend yields of 0% and an expected life equal to the options' contractual life.

b)
The Company granted 2,578,961 warrants to Yeda (see Note 2), out of which 955,839 and 54,180 were issued during the year ended July 31, 2007 due to issuance of Common stock on December 28, 2006 and October 9, 2007 (see c) below), respectively.

c)
On June 26, 2007, the Company signed an agreement with a consultant ("the Consultant"), effective July 1, 2007, according to which the Consultant will provide the Company consulting and advisory services in connection with strategic business planning, corporate finance, investor support, broker relations and related matters ("the Services"), for one year commencing July 1, 2007.

In consideration of the services, on October 9, 2007, the Company issued to the Consultant 1,000,000 shares of Common stock of $ 0.0001 par value per share. As of July 31, 2007, the fair value of the services was recorded at the fair value of the shares on the agreement's effective date, and the relative portion of the expense was recorded in the statement of operations.

TISSERA INC.
(A development stage company)

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

d)	A summary of the activity in warrants to service providers as of April 30, 2008, and changes during the nine months ended April 30, 2008, are as follows:

	Number of warrants	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at August 1, 2007	5,880,880	$0.06
Granted	-
Exercised	-
Forfeited	-

Outstanding at April 30, 2008 (unaudited)	5,880,880	$0.06	4.44	180,660

Exercisable at April 30, 2008 (unaudited)	5,880,880	$0.06	4.44	180,660

Vested and expected to vest	5,880,880	$0.06	4.44	180,660

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the nine months ended April 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 30, 2008. This amount changes based on the fair market value of the Company's stock. As of April 30, 2008, there was no compensation cost related to non-vested warrants issued to service providers.

NOTE 4:-	COMMITMENTS AND CONTINGENCIES

a.	The facilities and motor vehicles of the Company are rented under operating leases. Minimum rental commitments under the non-cancelable lease as of April 30, 2008 amount to $ 31.

b.	The Company's subsidiary obtained a bank guarantee in the amount of $ 7 to secure a rent agreement.

TISSERA INC.
(A development stage company)

NOTE 4:-	COMMITMENTS AND CONTINGENCIES (Cont.)

c. On September 7, 2004, the Board of Directors decided to terminate the employment of the Chief Executive Officer of the Company ("the Former CEO"). On December 21, 2004, a claim against the Company was filed with the Israeli Labor Court by the Former CEO for a payment of approximately $ 141 (NIS 564 thousand) in respect of payments allegedly due to her. The Company has filed a statement of defense against the Former CEO's claim and filed a counterclaim against its Former CEO in the amount of approximately $ 2,371 (NIS 9,405 thousand).

TISSERA INC.
(A development stage company)

NOTE 4:-	COMMITMENTS AND CONTINGENCIES (Cont.)

d.	On March 31, 2008, the Company and its former CEO reached a settlement which was approved by the Israeli court.

According to the settlement, the former CEO is responsible for paying all taxes and related costs owed in the United States and Israel in connection with her profits deriving from the exercise of certain options granted to her by the Company. The Company shall provide the former CEO with a Form W-2 for the 2004 evidencing any tax payments made by the Company in connection with her exercise of options.

Moreover, the reported bonus to the former CEO in the amount of $ 110, which was previously paid to the former CEO and cancelled by the Company’s board of directors, will be re-approved. Any applicable taxes related to such bonus, in excess of the amount of about $ 26, which was already paid by the Company to the tax authorities in the U.S., shall be borne by, and be the sole responsibility of, the former CEO.

In addition, within 14 days of the Israeli court’s approval of the settlement, the former CEO shall pay the Company about $ 63. In addition, the Company shall also release to the former CEO her social benefits funds.

In view of the above, the Company cancelled provisions in an amount of approximately $ 430 and recorded this cancellation in the statement of operations as general and administrative income.

TISSERA INC.
(A development stage company)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. References in this section to "TISSERA, Inc.," “TISSERA,” the "Company," "we," "us," and "our" refer to TISSERA, Inc. and our direct and indirect subsidiaries on a consolidated basis unless the context indicates otherwise.

This quarterly report contains forward looking statements relating to our Company's future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

The following discussion and analysis should be read in conjunction with the consolidated financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing in this Report.  Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties.  You should review the “Risk Factors” section of this Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

TISSERA INC.
(A development stage company)

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

TISSERA INC.
(A development stage company)

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

Pursuant to the fourth addendum of the Research Agreement dated April 1, 2007, with regard to the fifth year of research we committed to pay an amount of $400,000 of which $100,000 was paid on April 2007, $100,000 was paid on July 10, 2007, $100,000 was paid on October 11, 2007, and S100,000 was paid in January 10, 2008. The termination of the research period was extended from April 9, 2007 to April 9, 2008.

Up to now, no renewal of the license agreement has been concluded. In consideration for the fact that the Company is pursuing its efforts to secure new funds, Yeda has informally granted the Company an option to renew the agreement until about the end of June 2008. If funds are raised and the agreement with Yeda is consequently renewed, it will be in effect from April 10, 2008. . In addition, according to a verbal agreement, Yeda continues to provide research services in consideration of a yearly amount of $ 200, under the assumption that the Company can raise funds until the end of June 2008.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval, and eventually a progress report every 6 months, in every December and June. In agreement with Yeda, the product development plan was submitted to Yeda in September 2005, and eventual progress reports were submitted at the appropriate dates. The last progress report was timely submitted in December 2007. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

•	$50,000 per year commencing from the end of the license period, which has been extended until April 9, 2008;

TISSERA INC.
(A development stage company)

•	4% of net sales of all products covered by the Research and License Agreement;

•	33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

•	16% of all sublicense fees for all agreements entered into after such one year period.

Significant Accounting Policies

a.	Marketable securities:

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

b.
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

There was no material amount of interest or penalty recognized in the nine months ended April 30, 2008. It is the Company's policy to classify the expense related to interest or penalty to be paid within the tax expense in the statement of operations.

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

SFAS 123(R) requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated income statement. Prior to the adoption of SFAS 123(R), the Company accounted for equity-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compenation" ("SFAS 123").

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

Use of Estimates –
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

Results of Operations for the Nine Months Ended April 30, 2008 Compared to the Nine Months Ended April 30, 2007

Revenues and Cost of Goods Sold

We are in a development stage and, therefore, have no revenues and cost of goods sold.

Operating Expenses
Operating expenses for the period ended April 30, 2008 amounted to $591,000 compared to $1,522,000 for the period ended April 30, 2007. This decrease is attributed to a decrease in R&D expenses related to Yeda (see Note 2 in the Financial Statement - Research Agreement) and to a decrease in expenses related to options and warrants granted to employees and service providers totaling $83,000 in the period ended April 30, 2008 as compared to $409,000 in the period ended April 30, 2007. In addition on March 31, 2008, the Company and its former CEO reached a settlement agreement which was approved by the Israeli court (see note 4d in the Financial Statement) as a result the Company cancelled provisions of approximately $ 430,000 and recorded this cancellation in the statement of operations as general and administrative income.

The R&D expenses amounted to $476,000 in the period ended April 30, 2008 compared to $898,000 in the period ended April 30. 2007. This decrease in the R&D expenses is attributed to a decrease in expenses related to Yeda which were decreased from approximately $450,000 in the period ended April 30, 2007 compared to approximately $289,000 in the period ended April 30, 2008 and to a decrease in expenses related to options and warrants granted to employees and service providers amounted to $0 in the period ended April 30, 2008 compared to $268,000 in the period ended April 30, 2007.

TISSERA INC.
(A development stage company)

The Company had general and administrative expenses of $115,000 in the period ended April 30, 2008 compared to $624,000 in the period ending April 30, 2007. The decrease is mainly attributed to the settlement agreement with the Company former CEO which generated a decrease in G&A expenses of approximately $ 430,000, and to a decrease in expenses related to shares, options and warrants granted to employees and service providers totaling $141,000 in the period ended April 30, 2007 as compared to $83,000 in the period ended April 30, 2008.

FINANCIAL INCOME

We had a net financial expense in the amount of $4,000 for the period ended April 30, 2007 compared to net financial expenses of $40,000 for the period ended April 30, 2008. The increase in financial expenses is attributed mainly to devaluation of the US dollar against the NIS which generated a net financial expense.

Taxes on Income

We had a tax expense amounting to $7,000 in the period ended April 30, 2007 and no tax expenses in the period ended April 30, 2008. The Tax expense is resulting from tax liability of our wholly owned subsidiary Tissera Ltd. Our company has an agreement with our subsidiary to which we will provide services related to our Research and Development activities. We will reimburse Tissera Ltd. for expenses on a cost plus basis which creates a taxable income in our subsidiary.

Net Loss

As a result of the above, we incurred a net loss of $631,000 for the period ended April 30, 2008, as compared to a net loss of $1,525,000 for the period ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents and Marketable securities were $156,000 as of April 30, 2008, compared to $999,000 as of July 31, 2007. We had a negative working capital of $27,000 as of April 30, 2008, compared to positive working capital of $597,000 as of July 31, 2007. We plan to continue to consume cash in our research and development activities by payments of salaries, payments for services received from Yeda and other costs. We also plan to continue financing our operations through a combination of private placement, stock issuances, debt issuances, mutual development with possible milestone license payments and research and development programs. There are no assurances, however, that we will be successful in obtaining an adequate level of financing required for the long-term development and commercialization of our planned products.

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the period ended April 30, 2008, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

TISSERA INC.
(A development stage company)

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

The Company is making efforts to raise additional capital in order to continue its activities and development projects. Nevertheless, in the event the Company is unable to successfully raise capital before the end of June 2008, the Company will not have sufficient cash flows and liquidity to finance its business operations as currently contemplated. Accordingly, the Company will cease its activities and development projects until it is able to obtain sufficient financing. There can be no assurance that additional funds will be available on terms acceptable to the Company, or at all.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4. CONTROLS AND PROCEDURES.

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

TISSERA INC.
(A development stage company)

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended July 31, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

There were no material changes to the procedures by which security holders may recommend nominees to the registrant’s board of directors.

ITEM 6 - EXHIBITS

Exhibit Number	Description
31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code.

TISSERA INC.
(A development stage company)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TISSERA, INC.

Dated: June 20, 2008	By:	/s/ Amos Eiran
Amos Eiran
Chief Executive Officer

Dated: June 20, 2008	By:	/s/ Alex Werber
Alex Werber
Chief Financial Officer