Form 10-K
period 2008-07-31
TISSERA INC
filed 2008-12-15
CIK 1122573

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
 1934 for the Fiscal Year ended July 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the transition period from ________ to ________.

TISSERA, INC.
 (Exact name of registrant as specified in its charter)

BERT Logic, Inc.
(Former Name of Registrant)

Washington	91-2034750
(State or other jurisdiction of	(I.R.S. Employer
incorporation of organization)	Identification No.)

Avner 2 Herzlia, Israel	46602
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐     No  ☒

As of December 11, 2008, the number of shares outstanding of the registrant's Common Stock, $0.0001 par value (the only class of voting stock), was 45,591,809.

TABLE OF CONTENTS

2

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

On October 9, 2003, the Company's Board of Directors resolved to change the name of the Company from Bert Logic, Inc. to "Tissera, Inc.".

On October 27, 2003, the Company incorporated a wholly-owned subsidiary in Israel, Tissera Ltd.

We need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that mature in January 2009. Pending the raise of additional capital, since August 2008, we have significantly curtailed our product design, development and marketing efforts and released all of our non-management employees. As of the date of this report, we have on staff only our Chief Executive Officer and Chief Financial Officer. If we are unable to raise capital on an immediate basis, we will be forced to either restructure or cease operations entirely. These conditions raise substantial doubt about our ability to continue as a going concern.

Recent Developments

Issuance of Securities

On July 8, 2008, we entered into a Bridge Loan Agreement, dated as of June 18, 2008, which contemplated an aggregate purchase price of up to $1,650,000  with several accredited investors. On that date we completed our initial closing of $200,000 with one investor. Investors who were participants in the Company’s transaction in 2006 were given the first opportunity to participate in the Financing; to the extent such investors’ subscriptions are less than the maximum, the Company may accept other investors as well. Additional subscriptions could have been accepted through December 15, 2008.

In connection with each closing of the financing, the Company issued to the investor a Bridge Note (the “Note”) with an original issue discount of 14%. The Note will be payable on the earlier of (i) January 4, 2009 (the “Scheduled Maturity Date”), which is 180 days from the Initial Closing, or (ii) the consummation of the transaction in which the Company receives, on a cumulative basis, gross proceeds of at least $2,000,000. The principal of the Note will be convertible through the Scheduled Maturity Date at a conversion price of $0.10 per share.

Additionally, in connection with each closing of the Financing, the Company issued to the relevant Investors warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 200% of the number of shares into which the Investor’s Note would be convertible on that relevant closing date. The Warrants will be exercisable until July 31, 2013, at an exercise price of $0.185 per share, and are exercisable on a cashless basis.

Under the terms of the Bridge Loan Agreement, the Company is required to pay to the investor a penalty for any non-timely filings of periodic reports under The Exchange Act of 1934, as amended. In respect of the filing of this annual report on Form 10-K for the year ended July 31, 2008, the total amount of such penalty is approximately $64,000.

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

For the year ended July 31, 2008 we did not generate revenues and generated net losses of $1,865,000 as compared to no revenue and net losses in the amount of $1,715,000 for the year ended July 31, 2006.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure.

Pending the raise of additional working capital by us, we have significantly curtailed all design, development activities.

Organ Transplantation

General

Yeda is the commercial arm of the Weizmann Institute of Science. The Yeda Research Agreement provides the Company with the license to market and sell products for solid organ transplantation from embryonic tissue based on research conducted at the Weizmann Institute of Science under the supervision of Prof. Reisner in accordance with the Research Agreement. The Company intends to market and sell products for solid organ transplantation from embryonic tissue based on research conducted by Prof. Reisner's lab at the Weizmann Institute of Science. The Company believes this technology will provide effective alternatives to current kidney, liver and pancreas transplants and provide therapies for a number of unmet medical needs in large markets. However, due to budgetary constraints, the Company has taken the decision to concentrate all its efforts on the development of its pancreatic transplantation technology for the treatment of insulin-dependent diabetes and not to pursue other organ applications for the time being .Yeda has filed several patent applications with the United States Patent and Trademark Office in accordance with the Research Agreement.

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

Plan of Operation

The Company has licensed the right to develop products for solid organ transplantation from embryonic tissue from Yeda and entered an agreement to sponsor research in Prof. Reisner's laboratory at the Weizmann Institute of Science for three years. On April 10,, 2006 the research agreement was prolonged for an additional year until April 9, 2007. On April 10, 2007 the research agreement was prolonged until April 9, 2008. On July 10, 2008, an additional agreement was signed with Yeda, providing for the extension of the research for one more year, starting on April 10, 2008 and ending on April 9, 2009. Prof. Reisner's team is continuing the development of the application employing pancreatic precursor tissues. The team is actively engaged in experiments of implanting pancreatic precursor tissues harvested from pig embryos into diabetic monkeys. This will allow scientists to monitor the growth, function and therapeutic value of precursor tissues in a large animal, to develop appropriate surgical techniques, to optimize the amount of tissue transplanted and to determine the most suitable use of immunosuppressive drugs.

The License

Subject to raising additional working capital, we  plan to develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our future approach involves harvesting embryonic mammalian tissue at the most appropriate stages after stem cells have committed to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal windows for embryonic tissue transplantation have been defined by Prof. Reisner's lab at the Weizman Institute.

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

•
Pursuant to the fifth addendum of the Research Agreement dated July 10, 2008, with regard to the sixth year of research we committed to pay an amount of $200,000 of which $50,000 was paid on July 10, 2008, The termination of the research period was extended from April 10, 2008 to April 9, 2009.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval, and eventually a progress report every 6 months, in every December and June. In agreement with Yeda, the product development plan was submitted to Yeda in September 2005, and eventual progress reports were submitted at the appropriate dates. The last progress report was timely submitted in June 2008. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

$50,000 per year commencing from the end of the license period, which has been extended until April 9, 2009;

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

Employees

We currently have on our staff two officers. Mr. Amos Eiran serves as Chairman of the Board and CEO, Mr. Alex Werber serves as our Chief Financial officer. We currently use consultants, attorneys and accountants as necessary.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices were  at 8 Maskit St. 4th floor, Herzlia Israel where we occupied 1,000 square feet of office space until our lease expired in April 2008. Under our lease we paid $20,357 and $21,762 for each of fiscal 2008 and 2007, respectively.

Our work is currently conducted out of Mr. Eiran’s residence.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the forth quarter ended 2008, the Company did not submit any matters to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 Market Information

The Company's common stock is currently traded on the OTC Bulletin Board under the symbol "TSSR". The Company's common stock began being quoted on August 27, 2002.

The table below sets forth the high and low sales prices for the Company's common stock for the relevant calendar quarters of  2007 and 2008. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

	Fiscal 2008		Fiscal 2007
Quarter Ended	High	Low	High	Low
First	$0.085	$0.06	$0.11	$0.06
Second	$0.07	$0.04	$0.24	$0.08
Third	$0.03	$0.011	$0.115	0.095
Fourth	$0.001	$0.045	$0.111	0.045

Holders

As of December 4, 2008, there were approximately 60 shareholders of record holding a total of 45,591,809 shares of common stock. The holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION, CHANGES IN FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report on Form 10-K contains forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. You should not place undue reliance on forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "intends", "expects", "plans", "anticipates", "believes", "estimated", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause the Company's actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among other things, those discussed in this annual report on Form 10-K and in the Company's other filings with the SEC. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, forward-looking statements are inherently uncertain, and the Company cannot guarantee future results, levels of activity, performance, or achievements. The Company is under no duty to update any of the forward-looking statements in this annual report on Form 10-K to conform forward-looking statements to actual results. All forward-looking statements should be considered in light of these risks and uncertainties.

Overview

We were incorporated under the laws of the State of Washington on May 31, 2000. We develop, test and intend to commercialize solid organ transplantation therapies based on an approach employing organ-specific precursor tissues. Our approach involves harvesting embryonic mammalian tissue at the most appropriate stage after which stem cells commit to becoming organ-specific precursor tissues and transplanting them in target human organ systems. The optimal windows for embryonic tissue transplantation were defined by Prof. Reisner's lab at the Weizman Institute. On October 8, 2003, we entered into a Research and License Agreement with Yeda, whereby Yeda procures the performance of research at the Weizman Institute of Science, under the supervision of Professor Reisner of the Department of Immunology. We have a world wide license that shall expire in each country with respect to each product at the later of (i) the expiration of the patents covering such product in the country of sale, or (ii) 15 years from the date of receipt of FDA New Drug Approval in the United States for such product, or the equivalent in any other country in which the products are sold.

We are at development stage and devoting substantially all of our efforts toward conducting R&D activities, raising capital, pursuing regulatory approval, recruiting personnel and building infrastructure. Our former line of business was selling bit error testers. Our license in connection with bit error testers expired in May 2004.

We need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that mature in January 2009. Since August 2008, we have significantly curtailed all of our product design, development and marketing efforts and released all of our non-management employees. As of the date of this report, we have on staff only our Chief Executive Officer and Chief Financial Officer. If we are unable to raise capital on an immediate basis, we will be forced to either restructure or cease operations entirely. While we continue to attempt to raise funds, we have no funding commitment and assurance can be given that we will be able to raise funds. These conditions raise substantial doubt about our ability to continue as a going concern.

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

•
Pursuant to the fourth addendum of the Research Agreement dated April 1, 2007, with regard to the fifth year of research we committed to pay an amount of $400,000 of which $100,000 was paid on April 11, 2007, $100,000 was paid on July 10, 2007 and$100,000 was paid on October 11,  2007. The termination of the research period was extended from April 9, 2007 to April 9, 2008.

•
Pursuant to the fifth addendum of the Research Agreement dated July 10, 2008, with regard to the sixth year of research we committed to pay an amount of $200,000 of which $50,000 was paid on July 10, 2008, The termination of the research period was extended from April 10, 2008 to April 9, 2009.

We have also agreed that within one year from the date of the Research and License Agreement, we will submit a development program to Yeda for its approval, and eventually a progress report every 6 months, in every December and June. In agreement with Yeda, the product development plan was submitted to Yeda in September 2005, and eventual progress reports were submitted at the appropriate dates. The last progress report was timely submitted in June 2008. We further undertook to use our best efforts to commercialize the licensed products. We also agreed to pay Yeda a license fee as follows:

•	$50,000 per year commencing from the end of the license period, which has been extended until April 9, 2008;

•	4% of net sales of all products covered by the Research and License Agreement;

•	33% of all sublicense fees for all agreements entered into within one year of the Agreement; and

•	16% of all sublicense fees for all agreements entered into after such one year period.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED JULY 31, 2008 COMPARED TO THE FISCAL YEAR ENDED JULY 31, 2007 REVENUES AND COSTS OF GOODS SOLD

We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses for the year ended July 31, 2008 amounted to $938,000 compared to $1, 865,000 for the year ended July 31, 2007. This decrease is attributed mainly to a decrease in research and development expenses related to Yeda (see Note 2 - Research Agreement), to a decrease in expenses related to options and warrants granted to employees and service providers totaling $106,000 in the year ended July 31, 2008 as compared to $430,000 in the year ended April 31, 2007 and a cancellation of provision made in the previous years related to a former chief executive officer of the Company in the amount of approximately $430,000and recorded this cancellation in the statement of operations as general and administrative income.

The research and development expenses amounted to $608,000 for the year ended July 31, 2008compared to $1,073,000 for the year ended July 31, 2007.  This decrease in the research and development expenses is attributed to a decrease in expenses related to Yeda which were decrease from approximately $400,000 in the year ended July 31, 2007 compared to $300,000 in the year ended July 31, 2008 and to a decrease in expenses related to options and warrants granted to employees and service providers which amounted to $5 in the year ended July 31, 2008 compared to $280,000 in the year July 31, 2007.

The Company had general and administrative expenses of $249,000 during the year ended July 31, 2007 compared to $812,000 for the year ended July 31, 2007.  The decrease is attributed to a cancellation of provision made in the previous years related to a former CEO of the Company in the amount of approximately $430,000 and to a decrease in expenses related to shares, options and warrants granted to employees and service providers. The expenses related to shares, options and warrants granted to employees and services providers amounted to $150,000 in the year ended  July 31, 2007 as compared to $101,000 in the year ended July 31, 2008.

NET LOSS

As a result of the above, we incurred a net loss of $938,000 for the year ended July 31, 2008, compared to a net loss of $1,865,000 for the year ended July 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents and short term deposits were $88,000 as of July 31, 2008, compared to $999,000 as of July 31, 2007. We had a negative working capital of $344,000 as of July 31, 2008, compared to positive working capital of $597,000 as of July 31, 2007.

As noted above, we need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that mature in January 2009. We also owe to an investor approximately $64,000 in penalties in respect of the non-timely filing of this report. We continue in our efforts to raise funds. However, we may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubts as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

Due to our being a development stage company and not having generated revenues, in the consolidated financial statements for the year ended July 31, 2008, we included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our consolidated financial statements contain additional note disclosures describing the circumstances that lead to this disclosure.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Our period financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions which exist are raising doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated deficit during the development stage of approximately $31,135,000 since inception through the period ended July 31, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS

The financial statements are attached hereto following the signature page beginning on page F-1.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer  to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective.

MANAGEMENTS REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer who also serves as our principal financial and accounting officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on his evaluation under the framework in Internal Control -  Integrated Framework , our management concluded that our internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

During the year ended July 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Company's directors hold office until the annual meeting of shareholders next held after their election. The officers and directors of the Company are as follows:

Name	Age	Position
Amos Eiran	71	Chief Executive Officer and Chairman of the Board of Directors
Alex Weber	53	Chief Financial Officer and Chief Accounting Officer
Meir Segev	55	Director
Peretz Shmuel	67	Director

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

Alex Werber

Alex Werber serves as our Chief Financial Officer. From August 2002 to the present, Mr. Werber is Chief Financial Officer of Global Energy Inc, Mr, Werber has worked as a financial services consultant where he has provided a wide range of outsourced financial services. In addition, since September 2000 till March 2007, Mr. Werber has served as the Audit Committee Chairman of the Board of Directors of Crow Technologies Ltd., a manufacturer of security products. From October 2001 to August 2002, Mr. Werber was the Chief Financial Officer of CTMotion Ltd. a developer and deplorer of mobile internet and location-based services. In addtion, Mr. Werber served as a business developer for Nokrom Technologies, which specializes in retain financial services, insurance and telecommunications sectors. From November 1996 to March 2000, Mr. Werber served as the Vice President of Finance for Vcon Telecommunications, a developer and manufacturer of video conferencing systems. Mr. Werber is a Certified Public Accountant and received his Bachelor of Arts in Economics and Accountancy from Tel Aviv University and did his post graduate study in Accounting at Tel Aviv University.

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

Board Meetings Structure

The Board met three times during the year ended July 31, 2008. Each director who served during the 2008 fiscal year attended all of the meetings of the Board and of the committees of the Board of which he was a member.

The Board does not have a formal policy with respect to Board members attendance at annual stockholder meetings, though it encourages directors to attend such meetings.

The Company has not, to date, implemented a policy or procedure by which its stockholders can communicate directly with its directors. Due to the small size of the Company and its resources, the Company believes that this is appropriate.

Audit Committees

The Board has an Audit Committee. The Audit Committee is primarily responsible for overseeing the services performed by the Company’s independent auditors and internal audit department evaluating the Company’s accounting policies and its system of internal controls and reviewing significant financial transactions. The Audit Committee is comprised of two members: Messrs. Smuel Peretz and Meir Segev. The Company believes that each member of the Audit Committee meets the independence criteria set out in Rule 4200(a)(15) of the Marketplace Rules of the National Association of Securities Dealers and the rules of the and other requirements of the SEC. The Board of Directors has determined that Mr.  Smuel Peretz  qualifies as an "audit committee financial expert" as defined in the rules of the SEC.

The Audit Committee metfour times in 2008.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose any failure to file reports by such dates during fiscal year 2008. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended July 31, 2008, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information for the fiscal year ended July 31, 2008 concerning compensation of (1) all individuals serving as principal executive officer during the fiscal year ended July 31, 2008, (2) all individuals serving as principal financial officer during the fiscal year ended July 31, 2008, and (3) the two other employees who were serving as executive officers as of July 31, 2008 and whose total compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards($) (1)	All Other Compensation ($)	Total ($)
Amos Eiran	2008	$212,500				$212,500
Chief Executive Officer	2007	$180,000	$30,000	$24,750		$234,750

Uri Elmaleh	2008	$165,420			$12,000	$177,420
Former Vice president of Research (2)	2007	$123,300		$131,097	$12,000	$266,397

Alex Werber	2008	$144,273			$12,000	$156,273
	2007	$107,600		$54,585	$12,000	$174,185

(1) Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued during 2007.
Mr. Elmaleh resigned on May 1, 2008.

Employment Agreements

We and Amos Eiran are parties to an employment agreement dated as of September 21, 2004, pursuant to which Mr. Eiran was employed as our Chief Executive Officer. Under the agreement, Mr. Eiran was paid during 2008 an annual salary of $212,500. By its terms, the agreement provides that it continues in effect until terminated by either party upon 90 days’ notice to the other. Commencing August 1, 2008, Mr. Eiran is not being compensated for his services to the Company as Chief Executive Officer and Chairman of the Board of Directors.

We and Uri Elmaleh were parties to an employment agreement dated as of July 1, 2004, pursuant to which Mr. Elmaleh served as our Vice President. Under the agreement, Mr. Eiran was paid during 2008 an annual salary of $177,420. Mr. Elamleh resigned on May 1, 2008

We and Alex Weber are parties to an employment agreement dated as of December 7, 2003, pursuant to which Mr. Weber is employed as our Chief Financial Officer. Under the agreement, Mr. Weber was paid during 2008 an annual salary of $156,273. By its terms, the agreement provides that it continues in effect until terminated by either party upon 90 days’ notice to the other.

Each of these agreements includes certain customary confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - JULY 31, 2008

	Option Awards				Stock Awards
Market
					Number of	Value of
	Number of	Number of			Shares or	Shares or
	Securities	Securities			Units of	Units of
	Underlying	Underlying	Option		Stock that	Stock that
	Unexercised	Unexercised	Exercise		have not	Have Not
	Options	Options (5)	Price	Option	Vested	Vested
Expiration
Name	# Exercisable	# Unexercisable	$	Date	#	$
Amos Eiran	1,500,000	-	0.30	November 2016	-	-

Uri Elmaleh	280,000	-	0.30	July 2009	-	-

Alex Weber	88,888	-	0.30	December 2008	-	-

Director Compensation:

The following table sets forth information concerning the compensation of the directors for the fiscal year ended July 31, 2008:

	Fees
	Earned or
	Paid in	Option
	Cash	Awards	Total
Name	$	$	$
Shmuel Peretz	9,850	-	9,850
Bob Pico (1)	4,800	-	4,800
Meir Segev	9,850	-	9,850

1. Mr. Pico resigned on April 10, 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the stock of the Company as of December 3, 2008, by each shareholder who is known by the Company to beneficially own more than 5% of the outstanding common stock, by each director, and by all executive officers and directors as a group.

	Common		Percentage
Name of beneficial owner	Shares (1)(2)		of Class

Amos Eiran, CEO and Director	1,500,000	(3)	3.3%

Uri Elmaleh, former Vice President	280,000	(3))	*

Alex Weber, Chief Financial Officer	88,000	(3)	*

Shmuel Peretz	270,540	(3)	*

Meir Segev	247,995	(3)	*

Platinum Partners Value Arbitrage Fund 152 West 57th Street, 54th Floor New York, NY 10019	8,643,021	(4)	18.95%

B&W Equities LLC 4424 16th Avenue, Brooklyn, NY 10019	3,345,000	(5)	7.3%

All Directors and Officers as a Group	2,386,535		4.97%

*	Less than 1%

(1)	Unless otherwise indicated, the address of each person listed is c/o Tissera Inc. Avner 2 Herzlia, 46602 Israel.

(2)
Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table. Except as indicated by footnote, and subject to community property laws where applicable, to the knowledge of the Company, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock beneficially owned by such person.

(3)	Represents shares issuable upon exercise of vested warrants.

(4)
Represents 4,393,021 shares of our common stock and 4,250,000 shares of common stock issuable upon conversion of certain convertible securites. The said reference securities provide a  limitation on the exercise of such warrants, such that the number of shares of common stock that may be acquired by the holder upon exercise of the warrants shall be limited to the extent necessary to ensure that following such exercise the total number of shares of common stock then beneficially owned by the holder does not exceed 4.99% of the total number of issued and outstanding shares of common stock (including for such  purpose the shares of common stock issuable upon such exercise). The disclosure is based on a Schedule 13G filed by the person on February 12, 2008

(5)
The shares are held by Double U Master Fund LP and Double U Trading LP. Each aforementioned fund is a master fund in a master-feeder structure of which B&W Equities, LLC serves asthe general partner of the master fund. Isaac Winehouse is the manager of B&W Equities, LLC and has ultimate responsibility of trading with respect to Double U Master Fund LP and Double U Trading LP and may be deemed to have voting and/or dispositive power with respect to the Shares. Mr. Winehouse disclaims any beneficial ownership of the Shares. The disclosure is baed on a Schedule 13G filed on January 17, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of our company, and no owner of five percent or more of our outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as set forth below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees. The aggregate fees for professional services rendered for the audit of the Company's annual financial statements for the two years ended July 31, 2008 and 2007 and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB during that fiscal years were $65,000 in the year ended July 31, 2008 and $70,000 in the year ended July 31, 2007.

Audit Related Fees. The Company did not engage auditors to provide any other professional services to the Company during the two fiscal years ended July 31, 2008 and 2007.

All Other Fees. There were no fees billed by auditors for services rendered to the Company, other than the services covered in "Audit Fees" for the fiscal years ended July 31, 2008 and 2007.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence and has confirmed that no conflict exists.

ITEM 15. EXHIBITS

Exhibit No.	Page No.	Description
3.1	1	Articles Of Incorporation of Tissera, Inc. (Incorporated by reference filed with the Company's Form SB-2 on November 14, 2000).

3.2	1
		By-laws of Tissera, Inc.

4.1	1	Specimen Share of Common Stock

4.2	2	Form of Series E Common Stock Purchase Warrant

4.3	2	Form of Series F Common Stock Purchase Warrant

4.4	3	Form of Bridge Note

4.5	3	Form of Bridge Warrant

10.1	1	Agreement Between BERT Logic Inc. and Reach Technologies Inc Dated May 31, 2000 for the right to distribute the Reach Technologies Inc. licensed product line.

10.2	4	Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May 11, 2001 amending the Licensing Agreement with Reach Technologies, Inc. dated May 31, 2000 as it pertains to new territory

10.3	5	Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated May 31, 2003 amending the Licensing Agreement with Reach Technologies, Inc. dated May 31, 2000

10.4	6	Agreement Between BERT Logic Inc. And Reach Technologies Inc Dated September 4, 2003 amending the Licensing Agreement with Reach Technologies, Inc. dated May 31, 2000

10.5	7	Research and License Agreement between Yeda Research and Development Company Limited and Bert Logic Inc.

10.6	2	Subscription Agreement dated December 28, 2006

10.7	3	Bridge Loan Agreement dated as of July 31, 2008

14.1	8	Code of Ethics

31.1		Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Incorporated by reference filed with the Form SB-2 filed with the Securities and Exchange Commission on November 14, 2000.

2.  Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on December 29, 2006.

3.  Incorporated by reference to the Form 8K Current Report filed with the Securities and Exchange Commission on July 15, 2008.

4. Incorporated by filed with the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 15, 2001.

5. Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on June 16, 2003.

6. Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.

7. Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 8, 2003.

8. Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on October 14, 2003.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TISSERA, INC.

By:	/s/ Amos Eiran	By:	/s/ Alex Weber
	Amos Eiran		Alex Weber
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer)

Date: December 15, 2008		Date: December 15, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Amos Eiran	Chief Executive	December 15, 2008
Officer and Chairman of
the Board of Directors

/s/ Meir Segev	Director	December 15, 2008

/s/ Peretz Shmuel	Director	December 15, 2008

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2008

IN U.S. DOLLARS

INDEX

Page

Report of Independent Registered Public Accounting Firm	2

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Statements of Changes in Stockholders' Equity (Deficiency)	5 - 6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders of

TISSERA INC.
(A development stage company)

We have audited the accompanying consolidated balance sheets of Tissera Inc. ("the Company") (a development stage company) and its subsidiary as of July 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the years then ended and for the period from May 31, 2000 (inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements as of July 31, 2003 and for the period from May 31, 2000 (inception) through July 31, 2003, were audited by other auditors whose report dated September 13, 2003 expressed an unqualified opinion on those statements. The consolidated financial statements for the period from May 31, 2000 (inception) through July 31, 2003 included a net loss of $ 105 thousand. Our opinion on the consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the period from May 31, 2000 (inception) through July 31, 2008 insofar as it relates to amounts for prior periods through July 31, 2003, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of July 31, 2008 and 2007, and the consolidated results of their operations and cash flows for each of the years then ended and for the period from May 31, 2000 (inception) through July 31, 2008 in conformity with accounting principles generally accepted in the Unites States.

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

Tel-Aviv, Israel	KOST FORER GABBAY & KASIERER
December 15, 2008	A Member of Ernst & Young Global

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	July 31,
	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$88	$999
Accounts receivable and prepaid expenses (Note 4)	40	221

Total current assets	128	1,220

RESTRICTED CASH	7	5

SEVERANCE PAY FUND	78	47

PROPERTY AND EQUIPMENT, NET (Note 5)	-	7

LONG-TERM PREPAID EXPENSES (Note 6)	-	4

Total assets	$213	$1,283

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$12	$12
Other accounts payable and accrued expenses (Note 7)	260	611
Convertible debentures and warrants	200	-

Total current liabilities	472	623

ACCRUED SEVERANCE PAY	78	64

COMMITMENTS AND CONTINGENCIES (Note 8)

Total liabilities	550	687

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital (Note 10) -
Common stock of $ 0.0001 par value each - Authorized: 100,000,000 shares at July 31, 2008 and 2007; Issued and outstanding: 45,591,809 and 44,314,332 shares at July 31, 2008 and 2007, respectively	5	5
Preferred stock of $ 0.0001 par value each - Authorized: 20,000,000 shares at July 31, 2008 and 2007; Issued and outstanding: 0 shares at July 31, 2008 and 2007	-	-
Additional paid-in capital	30,793	30,788
Deficit accumulated during the development stage	(31,135)	(30,197)

Total stockholders' equity (deficiency)	(337)	596

Total liabilities and stockholders' equity (deficiency)	$213	$1,283

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Year ended July 31,		From May 31, 2000 (inception date) through July 31,
	2008	2007	2008

Operating expenses:
Research and development expenses *)	$608	$1,073	$16,745
General and administrative expenses **)	249	812	14,314

	857	1,885	31,059
Financial expenses (income), net (Note 12)	77	(37)	(85)

Loss from continuing operations before income taxes	934	1,848	30,974
Income taxes (Note 9)	4	17	69

Loss from continuing operations	938	1,865	31,043
Loss from discontinued operations (Note 1a)	-	-	92

Net loss	$938	$1,865	$31,135

Basic and diluted net loss per share	$0.021	$0.05

Weighted average number of shares used in computing basic and diluted net loss per share	45,215,568	37,533,510

*)
Including expenses related to options granted to employees and warrants granted to Yeda and to service providers in the amount of $ 5 and $ 280 for the years ended July 31, 2008 and 2007, respectively.

**)
Including expenses related to warrants, options and shares granted to service providers, employees and directors in the amount of $ 101 and $ 150 for the years ended July 31, 2008 and 2007, respectively. In addition, general and administrative expenses include the cancellation of provisions in an amount aggregating approximately $430 for the year ended July 31, 2008 (see Note 8c).

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share data

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Stock capital		paid-in	stock based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of July 31, 2006	27,814,332	3	28,839	(4)	(28,332)	506

Reclassification of deferred stock-based compensation into additional paid-in capital upon adoption of SFAS 123R	-	-	(4)	4	-	-
Issuance of shares and warrants, net	16,500,000	2	1,422	-	-	1,424
Shares granted to service providers	-	-	110	-	-	110
Stock based compensation related to options granted to employees and directors	-	-	271	-	-	271
Warrants granted to Yeda	-	-	150	-	-	150
Net loss	-	-	-	-	(1,865)	(1,865)

Balance as of July 31, 2007	44,314,332	5	30,788	-	(30,197)	596

Issuance of shares granted to service providers in previous years	1,000,000	*) -	-	-	-	-
Exercise of options	277,477	*) -	-	-	-	-
Warrants granted to Yeda	- -	-	5	-	-	5
Net loss	-	-	-	-	(938)	(938)

Balance as of July 31, 2008	45,591,809	$5	$30,793	$-	$(31,135)	$(337)

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended July 31,		From May 31, 2000 (inception date) through July 31,
	2008	2007	2008
Cash flows from operating activities:

Net loss	$(938)	$(1,865)	$(31,135)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	2	6	33
Expenses (income) related to warrants granted to Yeda and to service providers	5	150	11,202
Expenses related to options granted to employees and directors	-	271	1,604
Expenses related to shares granted to service providers	101	9	9,456
Interest accrued on short-term deposit	-	-	(17)
Decrease (increase) in accounts receivable and prepaid expenses	84	54	(36)
Increase in trade payables	-	8	12
Increase (decrease) in other accounts payable and accrued expenses	(351)	(15)	260
Capital loss from fixed assets	4	-	4
Increase (decrease) in accrued severance pay, net	(17)	6	-

Net cash used in continuing operating activities	(1,110)	(1,376)	(8,617)
Net cash provided by discontinued operating activities	-	-	75

Total net cash used in operating activities	(1,110)	(1,376)	(8,542)

Cash flows from investing activities:

Short-term deposit, net	-	844	17
Sales of property and equipment	1	-	10
Purchase of property and equipment	-	-	(47)
Restricted cash	(2)	-	(7)
Lease deposits	-	(4)	(4)

Net cash provided by (used in) continuing investing activities	(1)	840	(31)
Net cash used in discontinued investing activities	-	-	(15)

Total net cash provided by (used in) investing activities	(1)	840	(46)

Cash flows from financing activities:

Issuance of shares and warrants, net	-	1,424	8,441
Issuance of convertible debentures and warrants	200	-	200

Net cash provided by continuing financing activities	200	1,424	8,641
Net cash provided by discontinued financing activities	-	-	35

Total net cash provided by financing activities	200	1,424	8,676

Increase (decrease) in cash and cash equivalents	(911)	888	88
Cash and cash equivalents at beginning of period	999	111	-

Cash and cash equivalents at end of period	$88	$999	$88

Non-cash activity:

Prepaid expenses (see Note 10.2c)	$-	$101	$101

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

On September 4, 2003, the former president of the Company (and a former major shareholder) entered into a share purchase agreement ("the Agreement") with the Company's shareholders, who purchased 15,000,000 shares of the then issued and outstanding 18,036,000 shares of the Company's Common stock. In connection with the agreement, the president of the Company resigned as president and sole director of the Company.

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

The Company's accumulated deficit and net loss as of July 31, 2008 and for the year ended amounted to $ 31,135 and $938, respectively. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not expected to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $ 1,110 and $ 1,376 for the year ended July 31, 2008 and 2007, respectively). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

The Company needs to raise funds on an immediate basis. Since August 2008, the Company has significantly curtailed its design, development and marketing efforts and released all of its non-management employees. As of the date of this report, the Company has on its staff only its Chief Executive Officer and Chief Financial Officer. If the Company is unable to raise capital on an immediate basis, it will be forced to either restructure or cease operations entirely. The Company is continuing its efforts to raise additional capital in order to resume its activities and development projects. The Company currently has not received any financing commitment and there can be no assurance that funds will be available on terms acceptable to the Company, or at all.

These conditions raise substantial doubt about the Company's ability to continue to operate as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainly.

d.	Risk factors:

The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services are to be provided until April 2009. Thereafter, the Company will have to negotiate for new research services to be received, whether, by Yeda or by other service providers. If Yeda fails to provide the research services or is unwilling to continue to provide research services after April 2009, at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, an increase in expense and could adversely affect the Company's results of operations and cash flows. In addition, as discussed in Note 2, Yeda may terminate the research and license agreement ("the Agreement") under certain conditions.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 2:- RESEARCH AND LICENSE AGREEMENT

On October 8, 2003, the Company entered into a research and license agreement ("the agreement") with Yeda. The Company conducted the research for a period of three years, at the Weizmann Institute of Science. On April 11, 2006, the Company signed an agreement with Yeda, extending the research period by one additional year, until April 2007. In April 2007, the agreement was further extended until April 2008, and in July 2008, the research period has been extended by one additional year, until April 2009.  The research relates to an invention comprising methods of organ transplantation employing nephric tissues. The license that was granted to the Company shall expire at the later of (i) the expiration of the patents in the country of sale, or (ii) 15 years from the date of receipt of FDA new drug approval (in the United States), or the equivalent in any other country in which the products are sold. In addition, Yeda may terminate the agreement if the Company fails to achieve certain commercialization and development milestones, as defined in the agreement. Currently, the Company complies with all of the terms of the agreement.

The Company committed to grant Yeda, within 120 days of the date on which the agreement is signed, (i) a warrant, exercisable at an aggregate exercise price of $ 0.9 to purchase up to 2.23% of the issued and outstanding Common stock of the Company immediately following the exercise of such warrant, and (ii) a warrant, exercisable at an aggregate exercise price of $ 1.1 to purchase up to 2.67% of the issued and outstanding shares of the Company immediately following the exercise of such warrant, provided that the maximum number of shares of Common stock that Yeda may exercise under the warrants shall be 3,010,699 and 3,612,839, respectively (the number of shares of Common stock shall be appropriately adjusted in the event of stock splits, stock dividends, capital reorganizations, reclassifications, recapitalizations and the like as well as issuances or sales by the Company of shares for par value only, for a consideration of less than par value and for no consideration, all in accordance with the terms and conditions of said warrant). Each such warrant shall be exercisable for a period beginning one year after the date on which the agreement is signed, and ending at the later of (a) one year following the termination of the agreement and (b) October 7, 2013. As of the balance sheet date, 2,349,105 of the Company's shares of Common stock are underlying the warrants. The warrants are exercisable on a cashless basis.

The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 2,681,305 shares of Common stock. Each such warrant shall be immediately exercisable until the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

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

In April 2007, the Company signed a fourth addendum to the agreement with Yeda and committed to pay Yeda an amount of $ 400 to be paid in four equal installments payable in advance in respect of the fifth year of the research period ending April 9, 2008. In respect of this fifth year of research, the Company paid Yeda an amount of $ 400.

In August 2008, the Company signed a fifth addendum to the agreement commencing April 2008, with Yeda and committed to pay Yeda $ 200 to be paid in four equal installments payable in advance in respect of this six year research for the period ending April 9, 2009.

The above annual payments to Yeda were recorded as research and development expenses in the amount of $ 338 and $ 558 for the years ended July 31, 2008 and 2007, respectively.

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

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less as of the date acquired.

d.	Property and equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets.
The annual depreciation rates are as follows:

%

Office furniture and equipment	7
Computers, software and electronic equipment	33
Leasehold improvements	Over the term of the lease

e.	Impairment of long-lived assets:

The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. During the years ended July 31, 2008 and 2007, no impairment losses have been identified.

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

Severance expenses (income) for the years ended July 31, 2008 and 2007 amounted to $ (17) and $ 7, respectively.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard starting from August 1, 2006, the first day of the Company's fiscal year 2007. Under that transition method, compensation cost recognized in the year ended July 31, 2008, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to August 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

All outstanding share options and warrants have been excluded from the calculation of the diluted loss per share for the years ended July 31, 2008 and 2007, because all such securities have an anti-dilutive effect.

Such outstanding securities consist of the following:

Year ended July 31,
2008

Options	2,646,206
Warrants	29,524,612

Total	32,170,818

k.	Income taxes:

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

Effective August 1, 2007, the Company adopted the provisions of FIN 48. The adoption of FIN 48 had no cumulative effect on tax provisions or on the accumulated deficit in the Company’s financial statements. There were no changes as of July 31, 2008.

There was no material amount of interest or penalty recognized in the year ended July 31, 2008. It is the Company's policy to classify the expense related to interest or penalty to be paid within the tax expense in the statement of operations.

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:- SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Recently issued accounting pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" (SFAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of SFAS 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the Company’s consolidated financial position and results of operations. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The Company is currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS 133 hedge accounting are not met. SFAS 159 is effective for years beginning after November 15, 2007. As the Company did not elect the fair value option in the date of adoption, the Company does not expect the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). SFAS 161 is an amendment of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). To address concerns that the existing disclosure requirements of SFAS 133 do not provide adequate information, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This statement shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the future impacts and disclosures of SFAS 161.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 4:- ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

	July 31,
	2008	2007

Government authorities	$15	$5
Prepaid expenses	25	216

	$40	$221

NOTE 5:- PROPERTY AND EQUIPMENT

Cost:
Office furniture and equipment	$-	$2
Computer software and electronic equipment	-	29
Leasehold improvements	-	6

	-	37
Accumulated depreciation:
Office furniture and equipment	-	*) -
Computer software and electronic equipment	-	24
Leasehold improvements	-	6

	-	30

Depreciated cost	$-	$7

*)	Represents an amount lower than $ 1.

NOTE 6:- LONG-TERM PREPAID EXPENSES

Long-term prepaid expenses are composed of long-term lease deposits for the year ended July 31, 2007.

NOTE 7:- OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	July 31,
	2008	2007

Government authorities	$71	$359
Employees and payroll accruals	45	104
Investors (1)	64	-
Accrued expenses	80	148

	$260	$611

(1)
Under the terms of the Bridge Loan Agreement (See Note 10f), the Company is required to pay a penalty for any non-timely filings of periodic reports under The Exchange Act of 1934, as amended. In respect of the filing of this annual report on Form 10-K for the year ended July 31, 2008, the total amount of such penalty is approximately $64.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 8:- COMMITMENTS AND CONTINGENCIES

a.	The facilities and vehicles of the Company were rented under operating leases. As of July 31, 2008, the Company did not renew any of the lease agreements.

b.	The Company's subsidiary obtained a bank guarantee in the amount of $ 5 to secure a rent agreement.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	July 31,
	2008	2007

Operating loss carryforward	$832	$970
Reserves and allowances	-	27

Net deferred tax asset before valuation allowance	832	997
Valuation allowance	832	997

Net deferred tax asset	$-	$-

As of July 31, 2008, the Company has provided valuation allowances of $ 832, in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses, it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

b.	Available carryforward tax losses:

As of July 31, 2008 and 2007, the Company has an accumulated tax loss carryforward of approximately $ 7,670 and $ 6,838, respectively. Carryforward tax losses in the U.S. can be carried forward and offset against taxable income in the future for a period of 20 years. Utilization of U.S. net operating losses may be subject to substantial annual limitations due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

c.	Income (loss) before taxes on income consists of the following:

	Year ended July 31,
	2008	2007

United States	$(937)	$(1,893)
Israel	3	45

	$(934)	$(1,848)

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 9:- TAXES ON INCOME (Cont.)

d.	Taxes on income included in the statement of operations:

	Year ended July 31,
	2008	2007
Current taxes:
Domestic	$-	$-
Foreign *)	4	17

	$4	$17

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

c.	Investments, warrants and options:

1.	Private placements:

a)
On February 1, 2004, the Company completed a private placement ("PPM1") for the sale of 1,767,200 units at a price per unit of $ 1.25. Each unit consists of one Common share and three Common shares purchase warrants. The Company granted the investors 5,301,600 warrants with an exercise price in a range of $ 3.75 - $ 6.00 per share. The warrants are exercisable within periods that range from six months to three years. The contractual life of the warrants ranges from one year to three years. As of July 31, 2008, 1,767,200 all warrants have expired.

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

In light of the above, the Company recorded, in 2005, general and administrative expenses in the amount of $ 1,980, calculated as the difference between the fair value of the warrants that were granted on March 18, 2004 at the date of the settlement agreement and the fair value of the warrants granted and modified at the date of the settlement agreement, in respect of the settlement agreement.

As of July 31, 2008, all of the warrants related to the March 18, 2004 private placements expired.

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:- STOCK CAPITAL (Cont.)

The Company committed to file a registration statement registering the shares within 180 days after the closing date and have such registration statement declared effective within 270 days from the closing date. The Company's registration statement was declared effective as of May 25, 2007.

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

As of July 31, 2008, all of the warrants related to the December 28, 2006 private placements, are exercisable.

e)
On December 28, 2006 the Company granted 3,300,000 warrants to finders in connection with the issuance of Common stock. The fair value of the abovementioned warrants calculated as for the grant date is $ 495. This fair value was estimated using the following weighted average assumptions:

Risk free interest	4.85%
Dividend yields	0%
Volatility	155%
Expected term (in years)	5

f)
On July 8, 2008, the Company entered into a Bridge Loan Agreement, dated June 18, 2008 (the “Agreement”), which contemplated an aggregate purchase price of up to $1,650,000 (the “2008 Financing”) with an accredited investor. On that date the Company completed its initial closing of $200,000 (the “Initial Closing”). Investors who were participants in the Company’s December 2006 transaction were given the first opportunity to participate in the Financing; to the extent such investors’ subscriptions are less than the maximum, the Company may accept other investors as well. Additional subscriptions may be accepted through December 15, 2008.

In connection with each closing of the financing, the Company issued to the relevant Investors a Bridge Note (the “Note”) with an original issue discount of 14% (out of which approximately 6% are issuance expenses). The Notes will be payable on the earlier of (i) January 4, 2009 (the “Scheduled Maturity Date”), which is 180 days from the Initial Closing, or (ii) the consummation of the transaction in which the Company receives, on a cumulative basis, gross proceeds of at least $2,000,000. The principal of the Note will be convertible through the Scheduled Maturity Date at a conversion price of $0.10 per share.

Additionally, in connection with each closing of the financing, the Company issued or will issue to the relevant Investors warrants (the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 200% of the number of shares into which the Investor’s Note would be convertible on that relevant closing date. The Warrants will be exercisable until July 31, 2013, at an exercise price of $0.185 per share, and are exercisable on a cashless basis.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:- STOCK CAPITAL (Cont.)

The Warrants and the conversion option within the Note have an anti-dilution mechanism for any case of future modification in the company’s equity.

The Company recorded the Note in fair value in accordance with SFAS 155. In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after August 1, 2007.

The Company classified the Warrants as a liability according to EITF 00-19 and recorded the Warrants in fair value.

2.	Shares and warrants to service providers:

a)
The Company granted in prior years 2,429,722 warrants to purchase Common stock at an exercise price of $ 0.0001 per share, 150,000 warrants to purchase Common stock at an exercise price of $ 0.01 per share, 600,000 warrants to purchase 600,000 shares of Common stock at an exercise price of $ 1 per share and 2,777,000 shares of Common stock at no consideration. The warrants and shares were granted to service providers and to advisory board members, in exchange for research and development services and general and administrative services. 2,763,507 warrants are fully vested as of July 31, 2007. In addition, as of July 31, 2008 and 2007, 277,477 and 138,738 warrants were exercised into 277,477 and 138,738 shares of Common stock, respectively.

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

b)
The Company granted 2,580,880 warrants to Yeda (see Note 2), out of which 955,839 and 54,180 were issued during the year ended July 31, 2007 due to issuance of Common stock on December 28, 2006 and July 1, 2007, respectively.

c)
On June 26, 2007, the Company signed an agreement with a consultant ("the Consultant"), effective July 1, 2007 in which the Consultant will provide the Company consulting and advisory services in connection with strategic business planning, corporate finance, investor support, broker relations and related matters ("the Services"), for one year commencing July 1, 2007.

In consideration for the services, the Company issued on October 9, 2007 to the Consultant 1,000,000 shares of Common stock, par value $ 0.0001 per share. As of July 31, 2007, the fair value of the services was recorded at the fair value of the share on the agreement's effective date, and the relative portion of the expense was recorded in the statement of operations during 2007.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:- STOCK CAPITAL (Cont.)

d)	A summary of warrants to service providers activity as of July 31, 2008, and changes during the year ended July 31, 2008, are as follows:

	Number of warrants	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value

Outstanding at August 1, 2007	5,880,880	$0.06	5.19	245,184
Granted	-
Exercised	-
Forfeited	-

Outstanding at July 31, 2008	5,880,880	$0.06	4.19	77,246

Exercisable at July 31, 2008	5,880,880	$0.06	4.19	77,246

Vested and expected to vest	5,880,880	$0.06	4.19	77,246

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of the year ended July 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2008. This amount changes based on the fair market value of the Company's stock. As of July 31, 2008, there was no compensation cost related to non-vested warrants issued to service providers.

3.	Shares and options to employees and to directors:

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:- STOCK CAPITAL (Cont.)

During the years ended July 31, 2008 and 2007, no options were granted.

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

e)
In February 2005, the Company's Board of Directors decided to grant a director, 270,540 options to purchase 270,540 shares of Common stock at an exercise price of $ 0.31 per share. The options vested over a period of two years commencing March 15, 2005. The Company accounted for such options according to the provisions of APB-25 and SFAS 123R (see Note 3i).

As of July 31, 2008 and 2007, no options were exercised.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 10:- STOCK CAPITAL (Cont.)

f)	A summary of option activity under the Company's Stock Option as of July 31, 2008 and changes during the year ended July 31, 2008 are as follows:

	Number of options	Weighted- Average Exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value *)

Outstanding at August 1, 2007	2,646,206	$0.301	1.93	-
Granted
Exercised
Forfeited

Outstanding at July 31, 2008	2,646,206	0.301	0.92	-

Exercisable at July 31, 2008	2,646,206	0.301	0.92	-

Vested and expected to vest	2,646,206	0.301	0.92	-

*)      As of reporting date, all of the options are out-of-the-money.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing stock price on the last trading day of year ended July 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 31, 2008. This amount changes, based on the fair market value of the Company's stock. As of July 31, 2008, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock option plans.

NOTE 11:- RELATED PARTIES

In January 2007, the Board of Directors granted to the Chief Executive Officer a bonus in the amount of $ 30, in consideration of his efforts related to the fund raising efforts for the Company.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 12:- FINANCIAL EXPENSES (INCOME), NET

	Year ended July 31,
	2008	2007

Income:
Interest income	$(26)	$(48)

Expenses:
Interest expenses	36	-
Exchange rate differences	67	11

	$77	$(37)