Form 10-Q
period 2008-10-31
TISSERA INC
filed 2009-01-22
CIK 1122573

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from: _____________ to _____________

TISSERA, INC.
(Exact name of registrant as specified in its charter)

Washington	0-32801	91-2034750
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

Avner 2 Herzlia, Israel 46602
(Address of Principal Executive Office) (Zip Code)

+972-9-9561151
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

As of January 22, 2009, there were 45,591,809 shares of the issuer's common stock, par value $0.001 per share, outstanding.

TISSERA INC.

INDEX PAGE

PAGE
Forward Looking Statements

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	1

Consolidated Statements of Operations	2

Consolidated Statements of Changes in Stockholder Equity	3

Consolidated Statements of Cash Flows	5

Notes to the Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation	11

Item 4t. Controls and Procedures	14

PART II - OTHER INFORMATION
Item 5. Other Information	14

Item 6. Exhibits	14

SIGNATURES	15

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or that we otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, Financial Condition and Results of Operations, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in Item 2, “Management’s Discussion and Analysis of financial condition,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “predict,” “expect,” “intend,” “plan,” “project,” “target,” “continue,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, our inability to continue operations; our inability to obtain necessary financing; the effect of a going concern statement by our auditors; changes in: economic conditions generally and our specific market areas, changes in technology, legislative or regulatory changes that affect us, the availability of working capital, changes in costs and the availability of goods and services, the introduction of competing products, changes in our operating strategy or development plans, our ability to attract and retain qualified personnel, and changes in our acquisition and capital expenditure plans. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC, should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance or achievements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. Moreover, we do not assume the responsibility for the accuracy and completeness of these forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	October 31,	July 31,
	2008	2008
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21	$88
Accounts receivable and prepaid expenses	11	40

Total current assets	32	128

RESTRICTED CASH	-	7

SEVERANCE PAY FUND	-	78

Total assets	$32	$213

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$9	$12
Other accounts payable and accrued expenses	351	260
Convertible debentures and warrants	236	200

Total current liabilities	596	472

ACCRUED SEVERANCE PAY	-	78

Total liabilities	596	550

STOCKHOLDERS' DEFICIENCY:
Stock capital -
Common stock of $ 0.0001 par value each - Authorized: 100,000,000 shares at October 31, 2008 and July 31, 2008; Issued and outstanding: 45,591,809 shares at October 31, 2008 and July 31, 2008	5	5
Preferred stock of $ 0.0001 par value each - Authorized: 20,000,000 shares at October 31, 2008 and July 31, 2008; Issued and outstanding: 0 shares at October 31, 2008 and July 31, 2008	-	-
Additional paid-in capital	30,793	30,793
Deficit accumulated during the development stage	(31,362)	(31,135)

Total stockholders' deficiency	(564)	(337)

Total liabilities and stockholders' deficiency	$32	$213

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands, except share and per share data

	Three months ended October 31,		Year ended July 31,	From May 31, 2000 (inception date) through October 31,
	2008	2007	2008	2008
	Unaudited			Unaudited

Operating expenses:
Research and development *)	$73	$158	$608	16,818
General and administrative **)	121	201	249	14,435

	194	359	857	31,253
Financial income (expenses), net	(35)	(22)	(77)	50

Loss from continuing operations before income taxes (tax benefit)	229	381	934	31,203
Income taxes (tax benefit)	(2)	4	4	67

Net loss from continuing operations	227	385	938	31,270
Loss from discontinued operations	-	-	-	92

Net loss	$227	$385	$938	31,362

Basic and diluted net loss per share	$0.005	$0.01	$0.021

Weighted average number of shares used in computing basic and diluted net loss per share	45,591,809	44,553,462	45,215,568

*)
Including expenses related to options granted to employees and warrants granted to Yeda and to service providers in the amount of $ 0, $ 0 and $ 5 for the three months ended October 31, 2008 and 2007 and for the year ended July 31, 2008, respectively.

**)
Including expenses related to warrants, options and shares granted to service providers, employees and directors in the amount of $ 0, $ 28 and $ 101 for the three months ended October 31, 2008 and 2007 and for the year ended July 31, 2008, respectively. In addition, general and administrative expenses include the cancellation of provisions in an amount aggregating to about $ 430 for the year ended July 31, 2008 (see Note 4)

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

U.S. dollars in thousands, except share data

					Deficit
					accumulated	Total
			Additional	Deferred	during the	stockholders'
	Stock capital		paid-in	stock based	development	equity
	Number	Amount	capital	compensation	stage	(deficiency)

Balance as of July 31, 2006	27,814,332	3	28,839	(4)	(28,332)	506

Reclassification of deferred stock-based compensation into additional paid-in capital upon adoption of SFAS 123R	-	-	(4)	4	-	-
Issuance of shares and warrants, net	16,500,000	2	1,422	-	-	1,424
Shares granted to service providers	-	-	110	-	-	110
Stock based compensation related to options granted to employees and directors	-	-	271	-	-	271
Warrants granted to Yeda	-	-	150	-	-	150
Net loss	-	-	-	-	(1,865)	(1,865)

Balance as of July 31, 2007	44,314,332	5	30,788	-	(30,197)	596

Issuance of shares granted to service providers in previous years	1,000,000	*) -	-	-	-	*) -
Exercise of options	277,477	*) -	-	-	-	*) -
Warrants granted to Yeda	-	-	5	-	-	5
Net loss	-	-	-	-	(938)	(938)

Balance as of July 31, 2008	45,591,809	5	30,793	-	(31,135)	(337)

Net loss	-	-	-	-	(227)	(227)

Balance as of October 31, 2008 (unaudited)	45,591,809	$5	$30,793	$-	$(31,362)	$(564)

*)           Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended October 31,		Year ended July 31,	From May 31, 2000 (inception date) through October 31,
	2008	2007	2008	2008
	Unaudited			Unaudited
Cash flows from operating activities:
Net loss	$(227)	$(385)	$(938)	$(31,362)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation	-	1	2	33
Increase of fair value of convertible debentures and warrants	36	-	-	36
Expenses related to warrants granted to Yeda and to service providers	-	-	5	11,202
Expenses related to options granted to employees and directors	-	-	-	1,604
Expenses related to shares granted to service providers	-	28	101	9,456
Interest accrued on short-term deposit	-	-	-	(17)
Decrease (increase) in accounts receivable and prepaid expenses	29	10	84	(7)
Increase in trade payables	(3)	15	-	9
Increase (decrease) in other accounts payable and accrued expenses	91	41	(351)	351
Capital loss from fixed assets	-	-	4	4
Increase (decrease) in accrued severance pay, net	-	3	(17)	-

Net cash used in continuing operating activities	(74)	(287)	(1,110)	(8,691)
Net cash provided by discontinued operating activities	-	-	-	75

Total net cash used in operating activities	(74)	(287)	(1,110)	(8,616)

Cash flows from investing activities:
Short-term deposit	-	-	-	17
Sales of property and equipment	-	-	1	10
Purchase of property and equipment	-	-	-	(47)
Restricted cash	7	(1)	(2)	-
Lease deposits	-	-	-	(4)

Net cash provided by (used in) continuing investing activities	7	(1)	(1)	(24)
Net cash used in discontinued investing activities	-	-	-	(15)

Total net cash provided by (used in) investing activities	7	(1)	(1)	(39)

Cash flows from financing activities:
Issuance of shares and warrants, net	-	-	-	8,441
Issuance of convertible debentures and warrants	-	-	200	200

Net cash provided by continuing financing activities	-	-	200	8,641
Net cash provided by discontinued financing activities	-	-	-	35

Total net cash provided by financing activities	-	-	200	8,676

Increase (decrease) in cash and cash equivalents	(67)	(288)	(911)	21
Cash and cash equivalents at beginning of period	88	999	999	-

Cash and cash equivalents at end of period	$21	$711	$88	$21

Non-cash activity:
Prepaid expenses	$-	$-	$(101)	$(101)

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

The Company's accumulated deficit and net loss as of October 31, 2008 and for the three months then ended amounted to $ 31,362 and $ 227, respectively. The Company's ability to continue to operate as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability. The Company is in the development stage and, as such, has no revenues (and is not expected to generate revenues in the near future), has incurred recurring operating losses, and an accumulated deficit and has a negative cash flow from operating activities (amounting to $ 74 and $ 287 for the three months ended October 31, 2008 and 2007, respectively). The process of developing commercial products will require significant additional expenditures for research and development, maintaining the key technology license, pre-clinical testing and clinical trials, as well as obtaining regulatory approval. These activities, together with general and administrative expenses, are expected to result in substantial operating losses in the foreseeable future.

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

The Company depends on Yeda to conduct its research and development activities. As discussed in Note 2, the research services are to be provided until April 2009. Thereafter, the Company will have to negotiate for new research services to be received, whether by Yeda or by other service providers. If Yeda fails to provide the research services or is unwilling to continue to provide research services after April 2009, at terms that are acceptable to the Company, the Company may be required to seek alternative sources of research services. A change in service provider could result in delays in the research activities, an increase in expenses and could adversely affect the Company's results of operations and cash flows. In addition, as discussed in Note 2, Yeda may terminate the research and license agreement ("the Agreement") under certain conditions.

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

The fair value of the warrants was determined based on the number of shares underlying the warrants as of the balance sheet date. The number of shares underlying the warrants as of the balance sheet date was determined based on the actual issued and outstanding shares of the Company and any options to acquire Company's shares for a nominal consideration, totaling 2,681,150 shares of Common stock. Each such warrant shall be immediately exercisable until the later of (a) one year following the termination of the agreement and (b) October 7, 2013.

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

In August 2008, the Company signed a fifth addendum to the agreement commencing April 2008, with Yeda and committed to pay Yeda $ 200 to be paid in four equal installments payable in advance in respect of this sixth year research for the period ending April 9, 2009.

The above annual payments to Yeda were recorded as research and development expenses in the amount of $ 50 and $ 100 for the three months ended October 31, 2008 and 2007, respectively.

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

TISSERA INC. AND ITS SUBSIDIARY
(A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands, except share and per share data

NOTE 3:-	CONVERTIBLE DEBENTURES AND WARRANTS

a.
On July 8, 2008, the Company entered into a Bridge Loan Agreement, dated June 18, 2008 (the "Agreement"), which contemplated an aggregate purchase price of up to $1,650 ("the 2008 financing") with an accredited investor. On that date the Company completed its initial closing of $200 ("the initial closing"). Investors who were participants in the Company's December 2006 transaction were given the first opportunity to participate in the 2008 financing; to the extent such investors' subscriptions are less than the maximum, the Company may accept other investors as well.

In connection with each closing of the financing, the Company issued to the sole Investors a Bridge Note (the "Note") with an original issue discount of 14% (out of which approximately 6% are issuance expenses). By their terms, the Notes were to become payable on the earlier of (i) January 4, 2009 (the "Scheduled Maturity Date"), which is 180 days from the initial closing, or (ii) the consummation of the transaction in which the Company receives, on a cumulative basis, gross proceeds of at least $2,000. The principal of the note will be convertible through the scheduled maturity date at a conversion price of $0.10 per share. The Note was subsequently exchanged for a new note in the principal amount of $222 See Note 5.

Additionally, in connection with the closing of the financing, the Company issued to the Investor warrants ("the warrants") to purchase a number of shares of the Company's Common stock equal to 4,280,000 shares of the Company’s Common Stock. The warrants will be exercisable until July 31, 2013, at an exercise price of $ 0.185 per share, and are exercisable on a cashless basis.

The Warrants and the conversion option within the Note have an anti-dilution mechanism for any case of future modification in the Company's equity.

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

The Company classified the Warrants as a liability according to SFAS 150 and EITF 00-19 and recorded the Warrants in fair value.

b.	Under the terms of the Bridge Loan Agreement, the Company is required to pay a penalty for the non-timely filings of periodic reports under The Exchange Act of 1934, as amended.
In respect of the filing of the annual report on Form 10-K for the year ended July 31, 2008, and for Form 10-Q for the three months ended October 31, 2008, the total amount of such penalty is approximately $140. The Company has accrued $76 in the financial statements for the three months ended October 31, 2008. The company recorded a provision for such penalty in the General and administrative expenses.
The Company and the Investor have reached an agreement-in-principle to waive these penalties; however, no assurance can be provided that the Company and the investor will in fact enter into a legally binding written.

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

Moreover, the reported bonus to the former CEO in the amount of $ 110, which was previously paid to the former CEO and cancelled by the Company's board of directors, will be re-approved. Any applicable taxes related to such bonus, in excess of the amount of about $ 26, which was already paid by the Company to the tax authorities in the U.S., shall be borne by, and be the sole responsibility of, the former CEO.

In addition, within 14 days of the Israeli court's approval of the settlement, the former CEO shall pay the Company about $ 63. In addition, the Company shall also release to the former CEO her social benefits funds.

In view of the above, the Company cancelled provisions in an amount of approximately $ 430 and recorded this cancellation in the statement of operations as general and administrative income for the year ended July 31, 2008.

NOTE 5:-	SUBSEQUENT EVENTS

a.
Between November 18, 2008 and January 9, 2009, a previous investor in the Company and the holder of the Note referred to in Note 3 advanced to the Company loans in the aggregate amount of $ 60 of which $ 30 was advanced on November 18, 2008 and an additional $30 was advanced on January 9, 2009. The loans are evidenced by two promissory notes issued by the Company, in the aggregate principal amount of $ 68 and are scheduled to become due at the earlier to occur of (i) the date we consummate a financing where it raises minimum gross proceeds of $2000 or (ii) April 14, 2009.  These proceeds from the above loans were used for general corporate purposes.

b.
The investor and holder of the Note referred to in Note 3 that became due by its terms on January 4, 2009 and the Company agreed to exchange such note for a new promissory note, issued by the Company, in the principal amount of $ 222 The new note becomes due at the earlier to occur of (i) the date we consummate a financing where it raises minimum gross proceeds of $ 2000 or (ii) April 14, 2009.

c.
In connection with the above transactions, the Company issued to the investor warrants, exercisable through January 31, 2014, to purchase up to 1,359,344 shares of the Company’s Common Stock at a per share exercise price of $0.185.

- - - - - - - - -

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

RESULTS OF OPERATIONS – COMPARISON OF THE THREE MONTHS ENDED OCTOBER 31, 2008 COMPARED TO OCTOBER 31, 2007

REVENUES AND COSTS OF GOODS SOLD

We are in a development stage and, therefore, have no revenues and cost of goods sold.

OPERATING EXPENSES

Operating expenses for the three months ended October 31, 2008 amounted to $194,000 compared to $359,000 for the corresponding period in 2007. Since August 2008, we have curtailed our operations resulting in a significant decrease in operating cost.

The research and development expenses amounted to $76,000 for the three months ended October 31, 2008compared to 158,000 for the three months ended October 31, 2007.  This decrease in research and development expenses is mainly attributable to a decrease in expenses related to Yeda. In the fiscal year 2008, we committed to pay Yeda $200,000 compared to $400,000 in the previous fiscal year. In addition our former vice president for research and development has left the Company on July 31, 2008, which resulted in a decrease in Research and development expenses.

We had general and administrative expenses of $121,000 during the three months ended October 31, 2008 compared to $201,000 for the three months ended October 31, 2007.  Since August 2008, we have significantly curtailed our general and administrative expenses relating to salaries, rent, legal, accounting and other general and administrative expenses, thereby resulting in a significant decrease general and administrative expenses during the three month period ended October 31, 2008 as compared to the corresponding period in 2007.

The general and administrative expenses also contain a provision for penalties with respect to the late filing of our quarterly report for the three months ended October 31, 2008 in the aggregate amount of $76,000. We and the investor have reached an agreement-in-principle to waive these penalties; however, no assurance can be provided that we and the investor will in fact enter into legally binding written agreements waiving these penalties.

NET LOSS

As a result of the above, we incurred a net loss of $227,000 for the three months ended October 31, 2008, compared to a net loss of $385,000 for the corresponding period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our cash equivalents and short term deposits were 21,000 as of October 31, 2008, compared to 88,000 as of July 31, 2008. We had a negative working capital of $564,000 as of October 31, 2008, compared to negative working capital of $344,000 as of July 31, 2008.

As noted above, we need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan as well as satisfy the working capital loans that mature in April 2009. We continue in our efforts to raise funds. However, we may not be successful in our efforts to raise additional funds. Even if we are able to raise additional funds through the issuance of debt or other means, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. At the present time, we have no commitments for any additional financing, and there can be no assurance that, if needed, additional capital will be available to us on commercially acceptable terms or at all. These conditions raise substantial doubts as to our ability to continue as a going concern, which may make it more difficult for us to raise additional capital when needed. Additional equity financings are likely to be dilutive to holders of our Common Stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Going Concern

Our period financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities in the normal course of operations. The financial statements have been prepared assuming we will continue as a going concern. However, certain conditions which exist are raising doubt about our ability to continue as a going concern. We have suffered recurring losses from operations and have accumulated deficit during the development stage of approximately $31,362,000 since inception through the period ended October 31, 2008.

ITEM 4T. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our President and Chief Executive Officer (who also serves as our principal executive officer and principal financial and accounting officer) to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the quarter ended October 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

(i) Between November 18, 2008 and January 9, 2009, a previous investor in our company advanced to us loans in the amount of $60,000, of which $30,000 was advanced on November 18, 2008 and an additional $30,000 was advanced on January 9, 2009. The loans are evidenced by two promissory notes issued by us, in the aggregate principal amount of $67,967.22, and are scheduled to become due at the earlier to occur of (i) the date we consummate a financing where it raises minimum gross proceeds of $2 million or (ii) April 14, 2009.  These proceeds from the above loans were used for general corporate purposes.

(ii) The investor is the holder of a promissory note issue by us that  became due by its terms on January 4, 2009. We and the investor agreed to exchange such note for a new promissory note, issued by the Company, in the principal amount of $222,322.22. The new note becomes due at the earlier to occur of (i) the date we consummate a financing where it raises minimum gross proceeds of $2 million or (ii) April 14, 2009.

(iii) In connection with the above transactions, the Company issued to the investor warrants, exercisable through January 31, 2014, to purchase up to 1,359,344 shares of the Company’s Common Stock at a per share exercise price of $0.185.

The Notes were issued in accordance with Section 4(2) under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Acting Chief Executive Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer of Tissera, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TISSERA, INC.

By:	/s/ Amos Eiran	By:	/s/ Alex Weber
	Amos Eiran		Alex Weber
	Chief Executive Officer (Principal Executive Officer)		Chief Financial Officer (Principal Financial Officer)

Date: January 22, 2009		Date: January 22, 2009